Form 10-Q
period 1996-06-30
NORTH OAKS REAL ESTATE PARTNERSHIP; NORTH OAKS PARTNERSHIP
filed 1996-08-15
CIK 857614, 857613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

( X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal period ended         June 30, 1996
                                        --------------------------

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
           SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission File Number: 33-32197

         NORTH OAKS PARTNERSHIP       NORTH OAKS REAL ESTATE PARTNERSHIP
           (Exact names of registrants as specified in their charters)

                                    MARYLAND
         (State or other jurisdiction of incorporation or organization)

         42-1367576                                      42-1339868
 (IRS Employer Identification No.)         (IRS Employer Identification No.)

      2330 West Joppa Road  Lutherville, Maryland                  21093
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (515) 245-7616


Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes__X__   No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __N/A__


                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP



                                      INDEX


Part I   FINANCIAL INFORMATION                                             Page

Item 1   Financial Statements

         o    Combining Balance Sheets, June 30, 1996
              and December 31, 1995                                         3


         o    Combining Statements of Operations and Partners' Equity
              (Deficit) Six Months Ended June 30, 1996 and 1995             5


         o    Combining Statements of Cash Flows, Six
              Months Ended June 30, 1996 and 1995                           7


         o    Notes to Combining Financial Statements                       9



Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11



PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                 13
Item 6   Exhibits and Reports on Form 8-K                                  13


SIGNATURES                                                                 14
PART I - FINANCIAL INFORMATION

Item I. Financial Statements


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                            COMBINING BALANCE SHEETS
                                   (UNAUDITED)

                                  JUNE 30, 1996

                                                                             North Oaks
                                                           North Oaks        Real Estate       Combined
                             Assets                        Partnership       Partnership       Partnerships
                                                           -----------       -----------       -----------
Current assets:
       Cash and cash equivalents                            $  2,345,720             --         2,345,720
       Accounts receivable:
          Trade                                                  284,045             --           284,045
          Affiliate                                               12,988             --            12,988
       Assets whose use is limited - required
          for current liabilities                                708,875             --           708,875
       Prepaid expenses                                           24,520             --            24,520
       Other assets                                               37,688             --            37,688
                                                            ------------     ------------    ------------
          Total current assets                                 3,413,836             --         3,413,836
                                                            ------------     ------------    ------------

Assets whose use is limited - debt service
   funds, net of amounts req. for curr liabilities             1,700,149             --         1,700,149
Funds held in escrow                                              64,180             --            64,180
Property and equipment, net                                         --         32,335,317      32,335,317
Cost of acquiring initial continuing-care contracts, net       1,763,408             --         1,763,408
Deferred financing costs, net                                    783,064             --           783,064
                                                            ------------     ------------    ------------
                                                            $  7,724,637       32,335,317      40,059,955
                                                            ============     ============    ============


       Liabilities and Partners' Equity (Deficit)

Current liabilities:
       Accounts payable:
           Life Care Services Corporation
            - current portion                               $    722,991             --           722,991
           Trade                                                 141,687             --           141,687
       Accrued expenses                                          169,946             --           169,946
       Refunds Payable                                          (643,616)            --          (643,616)
       Accrued interest - mortgage bonds                         568,875             --           568,875
       Current installment of mortgage bonds payable             140,000             --           140,000
                                                            ------------     ------------    ------------
           Total current liabilities                           1,099,883             --         1,099,883

Payable to Life Care Services Corp.
  - excluding current portion                                  3,532,451             --         3,532,451
Refundable deposits                                              388,718             --           388,718
Mortgage bonds payable                                        13,115,000             --        13,115,000
Mortgage loans from residents                                 26,420,151             --        26,420,151
                                                            ------------     ------------    ------------
           Total liabilities                                  44,556,203             --        44,556,203
                                                            ------------     ------------    ------------

Partners' equity (deficit)                                   (36,831,566)      32,335,317      (4,496,249)

Commitments and Contingencies
                                                            ------------     ------------    ------------
                                                            $  7,724,637       32,335,317      40,059,955
                                                            ============     ============    ============

                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                            COMBINING BALANCE SHEETS

                                DECEMBER 31, 1995

                                                                                North Oaks
                                                                  North Oaks    Real Estate      Combined
                             Assets                               Partnership   Partnership    Partnerships
                                                                  -----------   -----------    ------------
Current assets:
       Cash and cash equivalents                                $  2,528,103            --        2,528,103
       Accounts receivable:
          Trade                                                      271,692            --          271,692
          Affiliate                                                        0            --                0
       Assets whose use is limited - required
          for current liabilities                                    703,875            --          703,875
       Prepaid expenses                                              179,902            --          179,902
       Other assets                                                   28,131            --           28,131
                                                                ------------    ------------   ------------
          Total current assets                                     3,711,703            --        3,711,703
                                                                ------------    ------------   ------------

Assets whose use is limited - debt service
   funds, net of amounts req. for curr liabilities                 1,666,390            --        1,666,390
Funds held in escrow                                                 126,680            --          126,680
Property and equipment, net                                             --        32,637,223     32,637,223
Cost of acquiring initial continuing-care contracts, net           1,867,138            --        1,867,138
Deferred financing costs, net                                        808,408            --          808,408
                                                                ------------    ------------   ------------
                                                                $  8,180,319      32,637,223     40,817,542
                                                                ============    ============   ============

           Liabilities and Partners' Equity (Deficit)

Current liabilities:
       Accounts payable:
           Life Care Services Corporation                       $    650,000            --          650,000
           Trade                                                      73,641            --           73,641
       Accrued expenses                                              175,003            --          175,003
       Refunds Payable                                               126,681            --          126,681
       Accrued interest - mortgage bonds                             568,875            --          568,875
       Current installment of mortgage bonds payable                 135,000            --          135,000
                                                                ------------    ------------   ------------
           Total current liabilities                               1,729,200            --        1,729,200

Payable to Life Care Services Corporation - excluding current      3,532,451            --        3,532,451
Refundable deposits                                                  416,097            --          416,097
Mortgage bonds payable                                            13,185,000            --       13,185,000
Mortgage loans from residents                                     25,860,007            --       25,860,007
                                                                ------------    ------------   ------------
           Total liabilities                                      44,722,755            --       44,722,755

Partners' equity (deficit)                                       (36,542,435)     32,637,223     (3,905,212)

Commitments and Contingencies
                                                                ------------    ------------   ------------
                                                                $  8,180,320      32,637,223     40,817,543
                                                                ============    ============   ============


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                     COMBINING STATEMENTS OF OPERATIONS AND
                           PARTNERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 1996


                                                                    North Oaks
                                                    North Oaks      Real Estate       Combined
                                                    Partnership     Partnership     Partnerships
                                                    -----------     -----------     --------------

Revenues
   Apartment service fees                           $  2,275,768            --         2,275,768
   Health center fees                                    688,368            --           688,368
   Nonrefundable entrance fees                           214,723            --           214,723
   Supervision fees                                       71,765            --            71,765
   Other                                                  32,201            --            32,201
                                                    ------------    ------------    ------------
     Total revenues                                    3,282,825            --         3,282,825
                                                    ------------    ------------    ------------

Expenses
   Selling, general, and administrative                  633,046            --           633,046
   Plant operations                                      375,176            --           375,176
   Housekeeping                                          155,939            --           155,939
   Dietary                                               674,483            --           674,483
   Medical and resident care                             740,903            --           740,903
   Depreciation and amortization                         129,074         453,801         582,875
                                                    ------------    ------------    ------------
                                                       2,708,622         453,801       3,162,422
                                                    ------------    ------------    ------------

      Income (loss) from operations                      574,203        (453,801)        120,402
                                                    ------------    ------------    ------------

Other income (expense)
   Interest income                                        24,434            --            24,434
   Interest expense                                     (735,872)           --          (735,872)
   Other income                                                             --                 0
                                                    ------------    ------------    ------------
                                                        (711,438)           --          (711,438)
                                                    ------------    ------------    ------------

   Net loss                                             (137,235)       (453,801)       (591,036)

Partners' equity (deficit) at beginning of period    (36,542,435)     32,637,223      (3,905,212)

Distribution to partners of property                    (151,895)           --          (151,895)
Contribution by partners of property                        --           151,895         151,895
Cash contributions from partners                            --              --              --
                                                    ------------    ------------    ------------

Partners' equity (deficit) at end of period         $(36,831,565)     32,335,317      (4,496,248)
                                                    ============    ============    ============



                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                       COMBINING STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 1995

                                                                    North Oaks
                                                    North Oaks      Real Estate       Combined
                                                    Partnership     Partnership     Partnerships
                                                    -----------     -----------     ------------
Revenues
   Apartment service fees                           $  1,960,587            --         1,960,587
   Health center fees                                    712,876            --           712,876
   Nonrefundable entrance fees                           159,005            --           159,005
   Supervision fees                                       65,297            --            65,297
   Other                                                  26,632            --            26,632
                                                    ------------    ------------    ------------
     Total revenues                                    2,924,397            --         2,924,397
                                                    ------------    ------------    ------------

Expenses
   Selling, general, and administrative                  771,000            --           771,000
   Plant operations                                      364,427            --           364,427
   Housekeeping                                          156,678            --           156,678
   Dietary                                               638,488            --           638,488
   Medical and resident care                             690,074            --           690,074
   Depreciation and amortization                         129,074         453,801         582,875
                                                    ------------    ------------    ------------
                                                       2,749,741         453,801       3,203,542
                                                    ------------    ------------    ------------

      Income (loss) from operations                      174,656        (453,801)       (279,145)
                                                    ------------    ------------    ------------

Other income (expense)
   Interest  income                                       14,577            --            14,577
   Interest  expense                                    (735,092)           --          (735,092)
   Other income                                                             --                 0
                                                    ------------    ------------    ------------
                                                        (720,515)           --          (720,515)
                                                    ------------    ------------    ------------

   Net loss                                             (545,859)       (453,801)       (999,660)

Partners' equity (deficit) at beginning of period    (35,546,624)     33,474,942      (2,071,682)

Distribution to partners of property                     (44,267)           --           (44,267)
Contribution by partners of property                                      44,267          44,267
Cash contributions from partners                            --              --              --
                                                    ------------    ------------    ------------

Partners' equity (deficit) at end of period         $(36,136,750)     33,065,408      (3,071,342)
                                                    ============    ============    ============


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                        COMBINING STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 1996

                                                                 North Oaks
                                                 North Oaks      Real Estate      Combined
                                                 Partnership     Partnership    Partnerships
                                                 -----------     -----------    ------------
Cash flows from operating activities:
   Net loss                                       $  (137,235)      (453,801)      (591,036)
   Depreciation and amortization                      129,074        453,801        582,875
   Amortization of Entrance Fees                       (6,623)          --           (6,623)
   Increase in accounts receivable                    (25,341)          --          (25,341)
   Decrease in prepaid expenses and
    other assets                                      145,825           --          145,825
   Increase in accounts payable
    and accrued expenses                               62,989           --           62,989
   Decrease in accrued interest -
    mortgage bonds                                          0           --                0
                                                  -----------    -----------    -----------
     Net cash used in operating activities            168,689           --          168,689
                                                  -----------    -----------    -----------

Cash flows from investing activities:
   Payments for property and equipment               (151,895)          --         (151,895)
   Decrease in funds held in escrow                    62,500           --           62,500
   Increase in cash invested in assets
    whose use is limited                              (38,759)          --          (38,759)
                                                  -----------    -----------    -----------
     Net cash provided by investing activities       (128,154)          --         (128,154)
                                                  -----------    -----------    -----------

Cash flows from financing activities:
   Bond principal payments                            (65,000)          --          (65,000)
   Increase in advances from Life Care Services
     Corporation, net                                  72,991           --           72,991
   Increase in loans from residents, net              566,767           --          566,767
   Payments of refundable deposits, net              (797,676)          --         (797,676)
                                                  -----------    -----------    -----------
      Net cash provided by financing activities      (222,918)          --         (222,918)
                                                  -----------    -----------    -----------

        Net increase (decrease) in cash              (182,383)          --         (182,383)

Cash at beginning of period                         2,528,103           --        2,528,103
                                                  -----------    -----------    -----------

Cash at end of period                             $ 2,345,720           --        2,345,720
                                                  ===========    ===========    ===========

Supplemental disclosures of noncash financing
   activities:
   Distributions to partners of property          $   151,895           --          151,895
                                                  ===========    ===========    ===========

   Contributions from partners of property        $      --          151,895        151,895
                                                  ===========    ===========    ===========


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                        COMBINING STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                         SIX MONTHS ENDED JUNE 30, 1995

                                                              North Oaks
                                                 North Oaks   Real Estate     Combined
                                                 Partnership  Partnership    Partnerships
                                                 -----------  -----------    ------------
Cash flows from operating activities:
   Net loss                                       $(545,859)    (453,801)    (999,660)
   Depreciation and amortization                    129,074      453,801      582,875
   Decrease in accounts receivable                   85,799         --         85,799
   Decrease in accounts payable                     (86,521)        --        (86,521)
   Change in other assets and liabilities, net      137,758         --        137,758
                                                  ---------    ---------    ---------

     Net cash used in operating activities         (279,749)        --       (279,749)
                                                  ---------    ---------    ---------

Cash flows from investing activities:
   Payments for property and equipment              (44,267)        --        (44,267)
   Decrease in funds held in escrow                  23,539         --         23,539
   Increase in assets whose use is limited          149,753)        --       (149,753)
                                                  ---------    ---------    ---------

     Net cash provided by investing activities      170,481)        --       (170,481)
                                                  ---------    ---------    ---------

Cash flows from financing activities:
  Bond principal payments                           (60,000)        --        (60,000)
  Increase in advances from Life Care Services
     Corporation, net                               107,605         --        107,605
  Increase in loans from residents, net             403,844         --        403,844
  Increase in refundable deposits, net               17,321         --         17,321
                                                  ---------    ---------    ---------

      Net cash provided by financing activities     468,770         --        468,770
                                                  ---------    ---------    ---------

        Net increase in cash                         18,540         --         18,540

Cash at beginning of period                         781,803         --        781,803
                                                  ---------    ---------    ---------

Cash at end of period                             $ 800,343         --        800,343
                                                  =========    =========    =========

Supplemental disclosures of noncash financing activities:

   Distributions to partners of property          $  44,267         --         44,267
                                                  =========    =========    =========

   Contributions from partners of property        $     ---       44,267       44,267
                                                  =========    =========    =========



                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

                     NOTES TO COMBINING FINANCIAL STATEMENTS
                                  June 30, 1996


A. Basis for Presentation

The accompanying unaudited financial statements of North Oaks Partnership (Partnership) and North Oaks Real Estate Partnership (NOREP), in the opinion of management, reflect all adjustments (none of which were other than normal recurring items), eliminations, and reclassifications considered necessary for a fair statement and presentation of the results of the interim periods presented. For purposes of preparing the combined financial statements, all material transactions between the partnerships have been eliminated but not displayed, including the elimination of the obligation to the Partnership. The partnership and NOREP's are sometimes herein after referred to as "Partnerships".

The Partnership and NOREP were formed to develop, own and operate North Oaks Retirement Community (the Project).

Because of the reorganization described in Note B below, transfers to ownership interests in land and construction in progress are being made from Partnership to NOREP as costs are incurred. The transfers are recorded at cost.

The partners of the Partnership and NOREP are North Oaks Properties, Inc.
(NOPI), (62.5%) and The Mullan-North Oaks Limited Partnership (MNOLP), (37.5%).

NOREP was organized by the Partnership solely for the purpose of owning the property and buildings and other improvements thereon that constitute the Project, in order to minimize certain mortgage recordation taxes. The publicity traded debt is a direct obligation of the Partnership, and is guaranteed by NOREP. The guaranty, however, is not intended to provide additional security for payment of the principal and interest than if the Partnership directly held the Property and related improvements itself. The Partners of NOREP own no other assets than their interest in the Partnership. NOREP and the Partnership have executed an Operating and Use Agreement which obligated the Partnership to develop, operate and manage the Project at its expense and which grants the Partnership use of the property until dissolution, liquidation, and do not have independent operating activities. Therefore, management believes the combining of financial statements of the Partnership and NOREP are the most informative, because of the guarantee and the Operating and Use Agreement, and best portrays the relationship between the two entities.

B. Reorganization

In August, 1989, the Partnership transferred its ownership interests in land and construction in progress to its Partners who then transferred such ownership to NOREP.

C. Income Taxes

Income and losses of the partnership are included in the income tax returns of the partners. Accordingly, the financial statements make no provision for income taxes.


D. Transactions with Partners

The nonrefundable admission fees to be paid under the Residency Agreements for compensation of the developer's risk in connection with the development and construction of the Project have been assigned to the Partners by the Partnership. The Partners have agreed to make capital contributions to the Partnership equal to the admission fees assigned to them. Admission fees of $214,723 and $159,006 have been assigned to the Partners during the six months ended June 30, 1996, and June 30, 1995, respectively, and contributed to the Partnership. In addition, purchases of property and equipment of $151,895 and $44,268 have been distributed by the Partnership to the partners and contributed by the partners to NOREP for the six months ended June 30, 1996 and June 30, 1995 respectively.

E. Transactions with Affiliates

Life Care Services Corporation (LCS), affiliate of NOPI, receives a management fee of 5% of the total revenues of operation of the Project from the partnership. Such fee is paid by the residents as part of their monthly service fee. For the six months ended June 30, 1996 and June 30, 1995, the management fee was $136,959 and $132,972 respectively.

F. Commitments and Contingencies

The realization of the costs of the Project is contingent upon achieving adequate and sustained adequate occupancy of the Project within a reasonable period of time.



                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition and Results of Operations

The Project contains a total of 183 residential apartment units, 15 domiciliary care units and 31 comprehensive care beds. As of June 30, 1996, 166 apartment units, 15 domiciliary care units, and 29 comprehensive care beds, were occupied. During the six months ended June 30, 1996, apartment occupancy decreased three units, from 169 units to 164 units.

An unusually high number of apartments became available during the six months ended June 30, 1996, due to death, permanent assignment to the health center, or move-outs. During the six months ended June 30, 1995, 13 apartments became available, compared to 18 apartments becoming available during the same six months in 1996. Also during the first six months of 1995, 15 sales occurred, compared to 15 sales in the same time period in 1996.

At January 1, 1996, there were 14 unoccupied units, of which 8 were sold. As of June 30, 1996 there were 17 unoccupied units, of which 8 were sold.

Sales efforts resulted in occupancy being maintained at or above 90% during the six months ended June 30, 1996. At June 30, 1996, 91% of the units were occupied, and 92% were being billed.

Marketing continues to receive considerable effort because of the need to re-market units becoming available due to attrition. Management continues to be encouraged, however, given the number of sold and unoccupied units, and sales.

Results Of Operations

On January 1, 1996, a 5.0% increase was implemented for the apartment service fees. During the first six months of 1996, average occupancy was 92%, compared average occupancy of 86% in the same time period in 1995. These two factors, plus the increase in non-refundable fees, are the reasons why total revenues increased in the six months ended June 30, 1996, compared to the same time period in 1995.

Operating expenses decreased slightly, and the number of full time equivalent employees decreased by 2. Consequently, the additional revenue, combined with operating expenses being down slightly resulted in income from operations of $120,402 in the first six months of 1996, compared to an operating loss of $279,145 in the same time period in 1995.

For the same reasons, the net loss after interest was reduced to ($591,036) for the six months ended June 30, 1996, from ($990,660) for the six months ended June 30, 1995.

The loss from operations and other expenses, and before depreciation and amortization is being funded by the Partners as described below.

Liquidity and Capital Resources

During the six months ended June 30, 1996, as compared to the same time period in 1995:

o Cash used in operating activities decreased primarily became of the reduction of net loss by approximately $409,000.


o Cash used by investing activities declined approximately $42,000; there were $108,000 more major purchases of property and equipment in 1996 than in 1995. Capital funds held in escrow, and whose uses is limited, increased by $14,000 compared to a $126,000 decrease in the previous period, as reserves are being replenished.

o Cash provided by financing activities decreased by almost $700,000 period to period because the units now being occupied were previously occupied as all first time sales have occured but for one unit, and refundable deposits utilize more of the new loan cash from residents.

Residents, upon occupancy, make loans to the Partnership. The loans from residents totaled $26,420,151 at June 30, 1996, and were initially used to retire the Construction Loan.

Subsequent to June 30, 1993, loans from residents are being used to pay the accumulated obligations to LCS. LCS provided Construction Loan security and per agreement with the Partnership, provided funding to the Partnership to meet needs in excess of available Construction Loan and Bond proceeds, until substantial completion of the Project was attained in May 1991. The Partnership Agreement provided that in the event the Partners are unable to obtain any additional required financing for the Partnership from other sources, each of the Partners shall make available, when and as determined by the Partners, funds required by the Partnership.

The Partners were not required to make any advances during the six months ended June 30, 1996. Attrition receipts was sufficient to cover the operating cash shortfall after debt service.

For 1995 and 1996, the Partners have agreed to contribute an amount equal to the projected excess resident related operating expenditures over resident related operating revenues.

The long-term success of the Project is dependent upon the marketing of the unoccupied units and of enough units to minimize the time a unit is vacant. Maintenance of adequate levels of occupancy and efficient and effective operation of the Project are critical to the long-term success of the Project.


Part II - OTHER INFORMATION


Item 1. Legal Proceedings

         None

Item 6. Exhibits and Reports on Form 8-K

         A.   Exhibits

              None

         B.   Reports on Form 8-K

              None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH OAKS PARTNERSHIP


                                   by:      NORTH OAKS PROPERTIES, INC.
                                            General Partner


Date: August 14, 1996                       by:      /s/ Stan G. Thurston
                                                    ---------------------
                                            Stan G. Thurston, President and
                                            Chief Operating Officer


Date: August 14, 1996                       by:      /s/ Arthur V. Neis
                                                    -------------------
                                            Arthur V. Neis, Treasurer
                                            (Principal Financial and
                                            Accounting Officer)



                           by: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner


                                            by:     Rosedale Company, Inc.,
                                            its general partner



Date: August 14, 1996                       by:      /s/ T. F. Mullan III
                                                    ---------------------
                                            Thomas F. Mullan III, President



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH OAKS REAL ESTATE PARTNERSHIP


                                   by:      NORTH OAKS PROPERTIES, INC.
                                            General Partner


Date: August 14, 1996                       by:      /s/ Stan G. Thurston
                                                    ---------------------
                                            Stan G. Thurston, President and
                                            Chief Operating Officer


Date: August 14, 1996                       by:      /s/ Arthur V. Neis
                                                    -------------------
                                            Arthur V. Neis, Treasurer
                                            (Principal Financial and
                                            Accounting Officer)



                           by: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner


                                            by:     Rosedale Company, Inc.,
                                            its general partner



Date: May 14, 1996                          by:      /s/ T. F. Mullan III
                                                    ---------------------
                                            Thomas F. Mullan III, President