Form 10-K
period 1996-12-31
NORTH OAKS REAL ESTATE PARTNERSHIP; NORTH OAKS PARTNERSHIP
filed 1997-03-28
CIK 857614, 857613

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                         Commission file number 33-32197

THE NORTH OAKS PARTNERSHIP                THE NORTH OAKS REAL ESTATE PARTNERSHIP
---------------------------               --------------------------------------
           (exact name of registrants as specified in their charters)

                                    Maryland
         (State or other jurisdiction of incorporation or organization)

  42-1367576                                                     42-1339868
 (IRS Employer                                                 (IRS Employer
Identification No.)                                          Identification No.)

2330 West Joppa Road, Suite 210, Lutherville, Maryland              21093
--------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code       (301)-494-9200
                                                         -----------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
          None                                          None
-----------------------------          ----------------------------------------

-----------------------------          ----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _X_ No___

         No voting interests of either partnership are held by nonaffiliates. Documents incorporated by reference: None

Total pages in this report 61.
Exhibit Index is at page 42.



                           THE NORTH OAKS PARTNERSHIP
                                       AND
                     THE NORTH OAKS REAL ESTATE PARTNERSHIP

                          1996 Form 10-K Annual Report
                                Table of Contents

                                     PART I

Item  1.       Business...................................................... 3

Item  2.       Properties................................................... 14

Item  3.       Legal Proceedings............................................ 14

Item  4.       Submission of Matters to a Vote of Security Holders.......... 14

                                     PART II

Item  5.       Market for the Registrant's Common Equity and
               Related Bondholder Matters................................... 15

Item  6.       Selected Financial Data...................................... 15

Item  7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 16

Item  8.       Financial Statements and Supplementary Data.................. 17

Item  9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................... 18

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant........... 19

Item 11.       Executive Compensation....................................... 20

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management............................................... 20

Item 13.       Certain Relationships and Related Transactions............... 22

                                     PART IV

Item 14.       Exhibits and Financial Statement Schedules................... 24



                                     PART I

Item 1.  Business

         The North Oaks Partnership (the "Partnership"), a Maryland general partnership, was organized December 20, 1984, for the purpose of developing, building, equipping, marketing, and managing a life care retirement community designed for the elderly, located in Owings Mills, Baltimore County, Maryland. The community is called North Oaks (the "Project").

         North Oaks Real Estate Partnership ("NOREP"), a Maryland general partnership, was organized on June 30, 1989, to own the Project. NOREP exists solely as the nominee agent of the Partnership to hold title to the Project. Consequently, NOREP has entered into a long term Operating and Use Agreement (the "Operating and Use Agreement") with the Partnership. Under the Operating and Use Agreement, the Partnership has developed, operates, and manages the Project. Further, under the Operating and Use Agreement NOREP has fully and unconditionally guaranteed (i) the performance by the Partnership of its obligation under the Residency Agreement, and (ii) the payment of principal and interest on the 10-year extendable mortgage bonds (the "Bonds") under 1990 Trust Indenture pursuant to which the Bonds were issued. All financial information and operating data for the Partnership and NOREP are combined in order to appropriately reflect the economic consequences of the Operating and Use Agreement.

         A life-care retirement community such as the Project is intended to address the needs of individuals, age 62 or older, who are in good health but who no longer desire to reside in their own homes or apartments. Such a facility is designed to create a total living environment specifically adapted to the requirements of senior adults. Fully-equipped private living units in the Project's residential center (the "Residential Center") are provided together with a variety of services, such as housekeeping, maintenance, and meal arrangements which ease such everyday burdens as shopping, cooking, and cleaning and substantially relieves senior adults of the burden of procuring such goods and services themselves or relying on family members or others to do so. In addition, residents of the Project are provided with skilled nursing services and limited medical services through a health care center that is part of the Project.

         The Project is located in Owings Mills, in southwestern Baltimore County, Maryland. Owings Mills is located approximately 10 miles from the center of Baltimore City, Maryland and is largely suburban in character. The Project is approximately one mile outside Interstate 695 (the Baltimore beltway) and is in a rapidly developing corridor extending northwest from the city limits. Development in and along this corridor consists primarily of residences, office buildings, and retail establishments.


         THE PROJECT

         The Project provides senior adult residents with a secure, pleasant residential environment in which to spend the rest of their lifetimes. The physical setting of the Project has been selected to provide a favorable retirement atmosphere. The project is located on a 10.28 acre tract in Owings Mills, a suburban area northwest of Baltimore City, Maryland, which was formerly the site of a state hospital.

         The Project consists of four attached buildings, one of which is an eight story building, containing residential units ("residential units" or "units") with dining and common areas on the second floor and administrative offices, convenience stores and additional common areas on the first floor.

         Two connected residential buildings are wings of the main structure and also contain residential units. The 182 residential units are a mixture primarily of one and two-bedroom units. Each unit contains a complete kitchen facility with major appliances, central air conditioning, carpeting, and other amenities, and has been designed with the special physical needs of the elderly in mind.

         A third building contains a health center.

         During 1995, one unit was reserved for expansion of the dining room, and the total units available was therefore reduced to 182 from 183.

         The following table sets forth information with respect to the types of residential units available at the Project:

                                               Approximate
              Type of Units (Quantity)         Square Feet
              ------------------------         -----------

              One-Bedrooms (111 units)              672
              Two-Bedrooms (72 units)             1,008

         The health care center contains 31 comprehensive care beds in 9 semiprivate rooms and 13 private rooms. This portion of the Project contains all equipment and services necessary to provide short to long-term nursing care. The health care center also contains 15 domiciliary care units, each consisting of a private studio apartment with bath and combination living/sleeping area. A domiciliary care unit resident receives assistance with day-to-day tasks and benefits from 24-hour supervision by the health care center staff.

         The health care center contains a dining room, day rooms, an activity area, and an outpatient clinic for use by all Project residents. Health care center residents who are able have ready access to other common areas of the facility, and thus to the Community's recreational and social life.

         ADMISSION OF RESIDENTS

         In order to be accepted for residency in a residential unit at the Project, a resident must execute a residency agreement (the "Residency Agreement"). The Residency Agreement is a contract which describes the rights and obligations of the resident and Partnership in connection with residency at the Project. NOREP guarantees the performance of all of its obligations under the Residency Agreements.

         The Project offers two types of Residency Agreements, the "Traditional Plan" and the "Return of Capital Plan".

         Both the Return of Capital Plan and the Traditional Plan Residency Agreements require at least one resident of each residential unit to be entitled to Medicare Part A benefits and to be enrolled in the Medicare Part B program at the time of initial occupancy, and to maintain coverage under Medicare Part A, Medicare Part B, and one health insurance policy acceptable to the Partnership to supplement Medicare coverage while a resident of the Project. If there is a second resident in any residential unit, the Residency Agreement also requires that such resident must be qualified and enroll for the above Medicare benefits if he or she has reached the age entitling him or her to such benefits. If the required health insurance coverage is not maintained by the resident, the Partnership may revoke the resident's right to reside at the Community and cancel the Residency Agreement.

         Admission Fee (Return of Capital Plan and Traditional Plan). Upon execution of a Residency Agreement, the prospective resident must pay an admission fee based upon the unit the resident wishes to occupy (such amount, the "Admission Fee"). The Admission Fee is increased for a second resident of the unit. Of the total Admission Fee, $300 constitutes a processing fee. The Admission Fee is deposited in an escrow account and, subject to the resident's rights to a refund prior to occupancy, is released to the Partnership upon the resident's move-in. Interest on the escrowed amount will be credited against the resident's Monthly Service Fees.

         Entrance Loan (Return of Capital Plan only). Upon the earlier of (i) occupancy of the unit or (ii) 15 days after the date the unit is available for occupancy, the resident must loan to the Partnership an amount based on the type of unit being occupied (the "Entrance Loan"). The Entrance Loan is evidenced by a written loan agreement, and the repayment in full of the principal of the loan is fully and unconditionally guaranteed by the NOREP. NOREP's guaranty of the Entrance Loan is secured by a mortgage on the Project subordinate to the lien securing the Bonds.

         Upon cancellation of the Residency Agreement, the resident's Entrance Loan will be repaid upon the earlier of (i) the date that a successor resident occupies the unit or (ii) the date that is 12 months after the resident's death or cancellation of the Residency Agreement or (iii) such other date as the resident and the Partnership may agree.

         If the resident transfers to the health care center and releases his unit, a portion of the Entrance Loan is repaid to the resident upon the unit being reoccupied and a new Entrance Loan being made by a successor resident. Generally, the portion to be repaid will equal the excess, if any, of the resident's Entrance Loan over the then current Entrance Loan for the standard one-bedroom unit. The balance of the Entrance Loan is repaid in the manner described in the immediately preceding paragraph.

         No interest is accrued or paid on the portion of the Entrance Loan on which interest would not be imputed under Section 7872 of the Internal Revenue Code of 1986, as amended (the "Code"). The remaining principal amount of the Entrance Loan bears interest at the rate per annum imputed under Section 1274(d) of the Code, and is payable to the resident annually. The resident must pay to the Partnership each year during his residency an amount (the "Annual Fee") equal to the amount of the Partnership's annual interest expense on the resident's Entrance Loan.

         One-Time Entrance Costs (Traditional Plan only). Upon the earlier of
         (i) occupancy of the unit or (ii) 15 days after the date the unit is available for occupancy, the resident must pay the balance of the entrance fee ("Entrance Costs") to the Partnership.

         Upon termination of the Residency Agreement, the resident's Entrance Costs will be refunded less the greater of (i) the Admission Fee(s) paid by the resident or (ii) an amount equal to two percent of the Entrance Costs per month of occupancy by the resident to a maximum of the Entrance Costs. The refunded portion of the Entrance Costs, if any, will be repaid within 30 days of the date the apartment is reoccupied, but in no event later than 12 months following the date of termination of residency.

         Monthly Service Fee (Return of Capital Plan and Traditional Plan). At the time the Entrance Loan is made (Return of Capital Plan) or Entrance Costs are paid (Traditional Plan) and on the first day of each month thereafter, a resident must pay a monthly service fee (the "Monthly Service Fee") equal to the resident's fair share of the total annual cash needs of the Project (including debt service on the Bonds), as confirmed annually by a nationally recognized firm of independent certified public accountants based upon the audited financial statements of the Project for the immediately preceding fiscal year and on other information provided by the Partnership. A resident's fair share of the total cash needs will depend on, among other things, the type of unit, the presence of a second occupant, the costs of operating the health care center, and the projected occupancy rate of the Project for the ensuing year.

         The Monthly Service Fee is the resident's fair share of the total annual cash needs of the Project, including debt service on the Bonds. The monthly service fees established for prospective single residents, during 1996 ranged from $19,212 to $35,544 per residential unit on an annualized basis, or a weighted average Monthly Service Fee of approximately $25,537 on an annualized basis, including a $50 owner's supervision fee. The weighted average Monthly Service Fee reflects approximately a 5% increase from the preceding year. See "Admission of Residents - Monthly Service Fee" below.

         The following tables sets forth, as of January 1996, information with respect to the ranges of total entrance fees (Admission Fee plus Entrance Loan for Return of Capital Plan and Admission Fee plus Entrance Costs for Traditional Plan) and Monthly Service Fees for the types of units at the Project:

                               Return of Capital Plan
                                                                First Person
         Unit                      Entrance Fee(1)            Service Fee(1)(2)
-------------------------     -----------------------     ----------------------

One Bedroom - Traditional     $  97,000  -  $145,000         $1,601  -    $2,029
One Bedroom - Deluxe            146,000  -   171,000          2,046  -     2,509
Two Bedroom - Traditional       157,000  -   182,000          2,295  -     2,407
Two Bedroom - Deluxe            193,000  -   245,000          2,528  -     2,962



                                Traditional Plan
                                                                First Person
              Unit               Entrance Fee(1)              Service Fee(1)(2)
-------------------------     -----------------------     ----------------------

One Bedroom - Traditional     $  65,000  -  $ 97,200         $1,601  -    $2,029
One Bedroom - Deluxe             97,800  -   114,600          2,046  -     2,509
Two Bedroom - Traditional       105,200  -   121,900          2,295  -     2,407
Two Bedroom - Deluxe            129,300  -   164,200          2,528  -     2,962


         Notes:   (1)      The Admission Fee is equal to 10% of the total
                           entrance fee for a particular unit, with the balance representing the amount of the Entrance Loan (Return of Capital Plan) or Entrance Costs (Traditional
                           Plan). For 1996, a second occupant total entrance fee is increased by $5,000 and the Monthly Service Fee by $734 for both the Return of Capital Plan and the Traditional Plan.

                  (2) Each person occupying a residential unit, a domiciliary care unit, or a bed in the health care center must also pay a monthly owner's supervision fee, currently $50, which will not increase for that person during the person's residency at the Project. The monthly owner's supervision fee is included in the range of Monthly Service Fees.

         The Partnership has agreed in the Residency Agreement not to terminate the residency of a resident solely by reason of the resident's financial inability to pay the total Monthly Service Fee, if the resident establishes facts that justify deferment of such charges and agrees with the Partnership that its obligation to repay the resident's Entrance Loan (Return of Capital Plan) or any refund of Entrance Costs (Traditional Plan) shall be canceled in an amount necessary to pay the Monthly Service Fee then in effect.

         Provision of Services (Return of Capital Plan and Traditional Plan). The Partnership is obligated under the Residency Agreement to provide certain amenities and services to each resident, the cost of which is included in the Monthly Service Fee, including the following: (i) one full meal per day, with a special diet and tray service to be provided under limited circumstances, (ii) utilities, including air conditioning, heating, electricity, and water, but not including telephone, (iii) building janitorial and maintenance and weekly light housekeeping service in the residential unit, (iv) weekly flat laundry service and laundry facilities, (v) planned social, cultural, and recreational activities, and the services of a social-recreational director, (vi) one parking space for each residential unit and a parking area for occasional guests, (vii) carpeting (except in the kitchen and bath), (viii) complete kitchen in the unit, including refrigerator, range with oven and hood, garbage disposal and dishwasher, (ix) scheduled local transportation for residents (other than certain residents of the health center), (x) storage space for residents (other than certain residents of the health center), (xi) use of all recreational and other common area facilities by residents (other than certain residents of the health center), (xii) emergency medical and nursing service (xiii) temporary semi-private accommodations in comprehensive care beds in the health care center, and (xiv) temporary nursing services while a resident is in the health care center.

         Additional daily meals, private accommodations in a comprehensive nursing care bed, and certain other services, including all non-emergency medical services and treatment, will be made available to a resident at the resident's expense. Accommodations for guests will be made available to residents, when available at the Project, and the resident will be charged the then prevailing rates for such service.

         Cancellations and Refunds (Return of Capital Plan only). If, in the prospective resident's sole discretion, a prospective resident terminates his Residency Agreement prior to occupancy, a full refund of the Admission Fee is made. In limited circumstances, the $300 processing fee portion of the Admission Fee will not be repaid, and the prospective resident will not actually receive the refundable Admission Fee until a specified later time.

         Once the resident has occupied his unit, the Entrance Loan is repaid in the manner described above. If the Residency Agreement is terminated by the Partnership after occupancy, the resident will be entitled to receive the greater of (i) the amount of the Entrance Loan to be repaid or (ii) an amount equal to the sum of the resident's Admission Fee and Entrance Loan multiplied by a factor based upon the resident's years of life expectancy upon occupancy and termination of occupancy. If the latter amount exceeds the amount of the Entrance Loan, the excess is paid to the resident upon occupancy of his unit by a successor resident and receipt of new entrance fees from such resident.

         Cancellations and Refunds (Traditional Plan only). If, in the prospective resident's sole discretion, a prospective resident terminates his Residency Agreement prior to occupancy, a full refund of the Admission Fee is made. In limited circumstances, the $300 processing fee portion of the Admission Fee will not be repaid, and the prospective resident will not actually receive the refundable Admission Fee until a specified later time.

         Once the resident has occupied his unit, Entrance Costs are repaid in the manner described above. If the Residency Agreement is terminated by the Partnership after occupancy, the resident will be entitled to receive an amount equal to the sum of the resident's Admission Fee and Entrance Costs multiplied by a factor based upon the resident's years of life expectancy upon occupancy and termination of occupancy.

         Termination (Return of Capital Plan and Traditional Plan). Generally, a resident can terminate the Residency Agreement at any time upon 120 days' written notice to the Partnership. Under Maryland law, the Partnership may only terminate the Residency Agreement for "just cause", which includes failure to make the Entrance Loan, failure to comply with or a breach of any term of the Residency Agreement, or behavior, illness, or other physical condition detrimental to the health and safety of other residents. A resident has 60 days in which to correct the conditions giving rise to the Partnership's just cause. The Residency Agreement terminates upon a resident's death, unless a surviving resident continues to reside at the Project thereafter.

         Admission to Health Care Center (Return of Capital Plan and Traditional
         Plan). A prospective resident who, at the time of executing a Residency Agreement, does not qualify to reside in a residential unit because of his health may be admitted directly to a comprehensive care bed in the health care center, with the right to relocate to a residential unit or a domiciliary care unit at such time as the resident is able. Currently, such a resident must pay an entrance fee of $40,000, a nursing care monthly charge, and the monthly owner's supervision fee.

         Upon relocation to a residential unit or a domiciliary care unit, the resident must pay the balance of the Admission Fee for the unit, make an Entrance Loan, and pay the Monthly Service Fee and Annual Fee (Return of Capital Plan) or the balance of the Admission Fee and Entrance Costs for the unit and pay the Monthly Service Fee (Traditional Plan), in the same manner as other residents.

         MARKET AREA AND MARKETING

         The primary market area of the Project is an area within approximately 10 miles of the Project. As of December 31, 1996, of all the buyers that had moved into North Oaks, 70% were from the zip code of the Project plus 8 contiguous zip codes. This percentage has increased during the past three years.

         The secondary market for the Project is comprised of the rest of the Baltimore/Washington, DC metropolitan areas. Approximately 11% of the buyers that had moved into North Oaks through December 31, 1996 have originated from the secondary market. This percentage has also increased in the past three years.

         At December 31, 1996, 19% of North Oak residents were from out-of-state market areas. Florida and New York provided the highest number of out-of-state buyers.

         Under the development agreement (the "Development Agreement") entered into between Partnership and Life Care Services Corporation ("LCS"), LCS formulated and implemented an occupancy development program for the Project. LCS is an Iowa Corporation based in Des Moines, Iowa, specializing in the development of continuing care retirement communities (CCRC's). LCS is affiliated with the Partnership and NOREP through common ownership.

         The primary marketing tools for the Project are repeated direct mailings using mailing lists, direct contact by marketing staff, and tours of a model residential unit. The decision to make the financial and emotional commitment to a facility such as the Project usually is a time consuming one, and the goal of the Project's marketing efforts is to inspire confidence in a prospective resident by providing an unhurried, informal environment in which to make such a decision.

         TOTAL POTENTIAL MARKET AVAILABLE

         In order to qualify for residence in the Residential Center, prospective residents generally must be at least 65 years of age, be able to care for themselves at the time of occupancy, and demonstrate sufficient financial resources to pay the initial entrance fees as well as the required fees, particularly the Monthly Service Fee (defined below). Total entrance fees (including the reimbursable portion thereof) for the Residential Center currently in effect range from $65,000 to $245,000 (range starts at the low entrance fee under the declining refund plan and goes to the high entrance fee under the 90% refundable plan). It is important to note that competition has entered at the low end of the range, causing the introduction of a "Traditional Plan" in 1994.

         To provide for payment of fees and other expenses associated with independent living, the Partnership generally requires prospective residents to have annual incomes which will approximate one and one half times the Monthly Service Fee on an annual basis in order to qualify for admission to the Residential Center. This approximates a weighted average of $38,306. Therefore, an estimate of the potential market available for the Residential Center is assumed to be owner-occupied households, age 65 and older with annual incomes approximating or exceeding $25,000.

         THE MARKET PENETRATION

         A method of measuring intensity of competition is to review supply and demand. This may be accomplished through a market penetration analysis.

         Market penetration is a comparison of the size of the qualified potential market which is available within the primary market area, to the total number of comparable life care residential units in that area, including units operated by competitors. The penetration rate shows the percentage of the qualified market which must be captured by all operators combined, in order to achieve 100% occupancy of all facilities.

         Utilizing the above described estimates of the qualified potential market for the Residential Center, both on the basis of 65 years of age and older, and 75 years of age and older, the required market penetration rate for the Residential Center to achieve full occupancy is estimated as follows:


The Project

         Units Remaining to Occupy                                              10

         Estimated Annual Turnover of Currently Occupied
            Units(1)                                                            22



Comparable Facilities

         Currently Unoccupied Units                                            406

         Estimated Annual Turnover of Currently Occupied
            Units (20%)(2)                                                     758
                                                                            ------

                  Total Units Available in the market, next twelve months    1,196
                                                                            ======

         Estimated Qualified Potential Market Available(65+)                16,255 (3)
                                                                            ======

         Required Market Penetration Rate(65+)                                7.4%

         Estimated Qualified Potential Market Available(75+)                 6,557 (3)
                                                                            ======

         Required Market Penetration Rate(75+)                               18.2%


Note(1) The assumed annual turnover for the Project is based on current actuarial projections.

Note(2) The assumed annual turnover for comparable facilities of 20% is believed by the Partnership to be conservative. In the event turnover is greater, then market penetration required would increase, potentially adversely affecting the Project.

Note(3)     Per Claritas, Inc. (see "Total Potential Market Available").


                          Estimate of Market Saturation
                          -----------------------------

                                                 Eligible Market  Likely Market
                                                 (65 and older)   (75 and older)
                                                 --------------   --------------

Units available
    (occupied and unoccupied)
    expected to draw from primary market area -
    North Oaks, Edenwald, Roland Park,
    Blakehurst (70%)  (a)                               610            610
Units available
    (occupied and unoccupied)
    expected to draw from primary market area -
    Broadmead, Charlestown, Fairhaven, Glen
    Meadows, Oak Crest (25%)  (a)                       885            885
                                                     ------         ------
Total units available to draw from primary
   market area                                        1,495          1,495
Estimated age and income qualified households (b)    16,255          6,557
Required Market Saturation (c)                          9.2%          22.8%
                                                     ======         ======

(a) Based on the North Oaks' buyer origin data and on past LCS experience that shows that typically 70% of a project's buyers will come from a nearby primary market area, it is projected that 70% of the available units at North Oaks, Edenwald, Roland Park Place, and Blakehurst will be purchased by residents of the primary market area. It is projected that 25% of the units at Broadmead, Charlestown, Fairhaven, Glen Meadows, and Oak Crest Village will be purchased by residents of the primary market area. Those competitors are located a distance outside of the North Oaks primary market area and therefore most likely draw their residents from market areas which only somewhat overlap the North Oaks market area.

(b) Income qualified households are those with annual incomes of $25,000 and above.

(c) Required Market Saturation measures the percentage of the age and income qualified households that will be living in the Project or a competitive facility when all are fully occupied. The resulting market saturation rates for the Project's primary market area indicate that the marketplace is highly competitive and that marketing opportunities are somewhat limited and projected to decline. The situation will not improve during 1996. Resident referrals will be a critical component of the marketing program.

         COMPETITION

         There currently are eight operating retirement facilities within a 15 mile radius of the Project that offer services comparable to those provided by the Project.

         Based upon their proximity to the Project, and their product offerings, the following communities can be identified as competitors. Each of these facilities, except Blakehurst and Oak Crest Village, has an ethnic or religious group as the sponsor. As of December 31, 1996, the Partnership is not aware of any other projects located in the primary market area which are currently under review by the Maryland Office on Aging. There can be no assurance, however, that such projects will not be developed and provide additional competition. The following list does not include other elderly or retirement facilities which do not offer similar levels of services provided at the Project.

                  *        Blakehurst
                  *        Broadmead
                  *        Charlestown Retirement Home
                  *        Edenwald
                  *        Fairhaven
                  *        Glen Meadows (f/k/a Notchcliff)
                  *        Oak Crest Village
                  *        Roland Park Place

         Blakehurst. Blakehurst is a life care retirement community developed by The Chestnut Partnership on approximately 40 acres in Towson. The site location is approximately seven miles northeast of the Project. Phase I consists of 177 apartments, 35 comprehensive care beds, and 15 domiciliary care units. Operation of the project began in August 1993, and as of December 1996 the apartments were 92% occupied and the health center was 88% occupied.

         Blakehurst's second phase of apartments is currently under construction and will add 35 one and two bedroom apartments. Beginning in May 1996, priority reservations for the new apartments were converted to sales, and as of December 31, 1996, all of the 35 apartments were sold. These additional apartments are expected to be ready for occupancy in August 1997.

         Blakehurst was developed by an affiliate of North Oaks Properties, Inc., a general partner of the Partnership and of NOREP, and by an affiliate of Mullan-North Oaks Limited Partnership, a general partner of the other general partner of the Partnership and of NOREP.

         Broadmead. Broadmead opened in 1979, and consists of 269 units comprised of studio, one-bedroom and two-bedroom living units, predominantly single-level/garden apartments as of December 31, 1996. The on-site health care center has 79 skilled beds and 16 DOM beds as of December 31, 1996. Broadmead is located 10 miles northeast of North Oaks in Cockeysville.

         Charlestown Retirement Home. Charlestown Retirement Home is located approximately 10 miles south of North Oaks in Catonsville. It contains 1,614 independent living units situated on a 120-acre site, and is owned and operated by a non-profit corporation, Charlestown Community, Inc. The community, was developed from a former Catholic college and seminary, and opened in 1984. The on-site health care center consists of 270 comprehensive care beds and a 132-unit assisted living center.

         Edenwald. Edenwald is located in Towson approximately 10 miles northeast of Project. Edenwald is an 18-story high-rise community situated on a 4.5-acre site, and includes 241 independent living units and a 115-bed health care center. The community opened in 1985, and was developed and is owned and managed by the General German Aged People's Home of Baltimore. Edenwald is the only competitor currently operating within the defined primary marketing area. Residents receive such services as one meal per day, bi-weekly housekeeping, flat laundry, scheduled transportation and utilities as well as unlimited nursing care in the on-site comprehensive care unit nursing center. In-house facilities include a bank, a store, and a beauty/barber shop.

         Fairhaven. Fairhaven is located in Sykesville, approximately 12 miles west of the Project. It was developed and is owned by Episcopal Ministries to the Aging, Inc. and is managed by a subsidiary, EMA Management, Inc. (which also manages Glen Meadows as discussed below). Fairhaven consists of 275 independent living units situated on 300 acres. The on-site health center includes 101 nursing care beds and a 125 beds for Alzheimer's patients. Services include three meals per day, weekly housekeeping and flat laundry, utilities, and scheduled transportation. Unlimited nursing care is provided to Fairhaven residents.

         Glen Meadows (f/k/a Notchcliff). Glen Meadows is located in a rural setting on a 483-acre site in Glen Arm, approximately 15 miles northeast of the Project and consists of 214 independent living units and a 31-bed health center. The prior project owner, facing financial difficulties resulting from unsuccessful marketing, filed for reorganization under Chapter 11 in 1988. In 1990 Presbyterian Senior Services, Inc. purchased Glen Meadows and appointed EMA Management, Inc. to manage the operations. Included are three meals per day, weekly housekeeping and flat laundry service, utilities, scheduled transportation and on-site nursing care.

         Oak Crest Village. Oak Crest Village is a project on 85 acres in Parkville, approximately 15 miles east of North Oaks. The project opened March 1, 1995, and as of December 31, 1996, there were 1,169 independent living apartments. At completion, the project will include 1,525 independent living apartments. Plans call for 150 of those apartments to open about every four months until the total project is complete. Senior Campus Living, Inc., who also developed Charlestown in Catonsville, is the developer of Oak Crest Village.

         Oak Crest Village opened a 112 unit assisted living facility in January of 1996. A 240 nursing care facility is planned for the campus with 120 beds opening around June 1997, and another 120 beds opening in 1998.

         Roland Park Place. Located approximately 10 miles southeast of the Project is Roland Park Place. This 235-unit community, situated on 9 acres, was developed and is jointly operated by the First English Evangelical Lutheran Church, inc., the Lutheran Home and Hospital Association and St. Luke Lutheran Health Care, Inc. The community offers both one- and two-bedroom apartments, and there are 71 beds in the on-site health care center.

         Services include one meal per day, weekly flat laundry, bi-weekly apartment cleaning, all utilities, and scheduled transportation, as well as unlimited access to the on-site nursing center.

         Entrance fees are refundable on a decreasing scale during the first five years of occupancy.

         Summary. Competition for residents in the life care facilities industry has increased and is likely to increase more in the future as the elderly population in most urban/suburban areas grows relative to other age groups and as the industry grows and matures. The primary competitive factors in the industry will be level of service, reputation, price, and location. As additional life care facilities or alternatives become available, the ability of the Partnership to maintain entrance fees and monthly charges at competitive levels and to maintain and operate the Project as a desirable and attractive place to live will materially effect its financial success.

         REGULATORY APPROVALS

         The establishment and operation of a retirement community such as the Project is subject to a comprehensive program of licensing and regulation under Maryland law. Specifically, the Project's operation requires compliance with Maryland regulations regarding the need to receive a certificate of need for the comprehensive care beds in the health care center, a license to provide domiciliary and nursing care services in the health care center, and a certificate of registration to enter into or renew any contract for continuing care.

         Certificate of Need and Licensure. In connection with the operation of the comprehensive care beds in the health care center, the Partnership has received an exemption from the certificate of need requirements from the State of Maryland Health Resources Planning Commission ("HRPC").

         Health Care Center Licensure. The Partnership received initial licensure of the comprehensive and domiciliary care beds on December 12, 1990, and renewed the license in late 1996. Such license is subject to annual renewal.

         Maryland Office on Aging. In 1975, the Maryland General Assembly created the Office on Aging (the "Office on Aging"), by enacting the Office on Aging Statute (codified in Article 70B of the Annotated Code of Maryland). The Project is regulated under the Maryland Continuing Care Community Statute, as administered by the Office on Aging.

         Under the provisions of the Continuing Care Communities Statute, no provider of continuing care, including the Partnership, is permitted to enter into or renew any contract for continuing care in the State of Maryland without a Certificate of Registration from the Office on Aging, which certificate must be renewed annually within 120 days after the end of the provider's fiscal year. The Partnership is operating under a current Certificate of Registration, the expiration date of which is April 30, 1997. The Partnership plans to renew the Certificate of Registration prior to expiration.

         The Office on Aging Statute sets forth certain provisions that are required to be contained in the continuing care agreements with the residents.

         During 1995, the form of Return of Capital Plan Residency Agreement used was that which was previously approved by the Office on Aging in September 1991. The Traditional Plan Residency Agreement was approved by the Office on Aging in 1994.

         The Partnership obtained approval in September 1991 for a revised Domiciliary Care Residency Agreement which continued in use during 1996.

         To the best of the Partnership's knowledge, licenses and permits discussed above represent all authorizations required under Maryland law to operate the Project. Additional licensing and permit requirements, such as annual health department inspections and other matters, also apply to the operation of the Project. The Partnership believes that all necessary permits, licenses, and material authority has been obtained.

         MANAGER

         The Partnership has retained LCS to manage the Project. LCS is an Iowa corporation based in Des Moines, Iowa, specializing in the development and management of life care projects. LCS has been instrumental in the establishment, development, and/or management of more than 50 life care/ retirement communities throughout the United States. Since 1971, LCS has successfully developed 29 projects in 15 states and currently has several projects in pre-construction stages. LCS currently manages more than 51 life care and continuing care communities in 21 states, including two communities in Maryland. LCS is affiliated with the Partnership and NOREP through common ownership.

         Under the terms of the First Amended and Restated Management Agreement dated March 31, 1993, (the "Management Agreement") between the Partnership and LCS, LCS agreed to manage the Project for a period of five years from the date when at least 50% of the voting stock of both LCS and North Oaks Properties, Inc., ceases to be owned by employees of the ultimate parent company. Such event has not occurred.

         LCS's duties under the previous Management Agreement commenced in approximately September 1990, prior to occupancy of the Project and includes implementing operating procedures and overseeing operations; recruiting and training competent administration for the Project; hiring, training, and supervising the Partnership's staff for the Project (including bookkeeping); preparing periodic operating budgets and plans of operation for the Project; providing recommendations for maintaining, repairing, and improving the Project and all equipment and furnishings; and supervising the collection of all revenues and applying such revenues towards payment of expenses of the Project.

         LCS was paid (in 1996) a monthly management fee of $22,716. This fee is subject to adjustment each January 1, by the same percentage as the percentage increase, if any, in the Urban Consumer Price Index ("UCPI") for the immediately preceding December over the UCPI for the next preceding December, plus certain reimbursable expenses.

         The management fee may only be paid from the net cash flow of the Project, if any, and if not paid, will accrue and will bear interest at the per annum prime rate of Nation's Bank. LCS has agreed to defer receipt of its monthly management fee for any month until the Trustee has received the monthly principal and interest on the Bonds for such month.

         The Management Agreement can be terminated by the Partnership upon 10 days written notice to LCS in the event that LCS breaches the agreement or if LCS defaults on any of its obligations under the Development Agreement and fails to cure such default in a timely manner, or if LCS becomes bankrupt or insolvent. The Partnership believes that the terms of the Management Agreement are as favorable to the Partnership as could have been obtained with independent third parties.


Item 2.  Properties

The Project is located on approximately a 10.3 acre tract, which was formerly the site of a state hospital, in Owings Mills, a suburban area northwest of Baltimore City, Maryland.

The Project consists of 182 residential units and a health center with 31 comprehensive care beds and 15 domiciliary care beds. See "Business - the Project" for a more complete description of the Project.


Item 3.  Legal Proceeding

There is no material litigation pending against the North Oaks Partnership or the North Oaks Real Estate Partnership, nor to the knowledge of the Partnership or of NOREP is any litigation threatened.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of the Bondholders.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Bondholder Matters

(a)      Market Information

         There is no established public trading market for the Bonds.

(b)      Holder

         There are 1,824 bondholders as of December 31, 1996.


Item 6.  Selected Financial Data

Below is selected financial data which should be read in conjunction with the financial statements and related notes included elsewhere herein.

                                      1992            1993            1994            1995            1996
                                  ------------    ------------    ------------    ------------    ------------
As of December 31:

   Net Property and Equipment     $ 34,876,977    $ 34,100,700    $ 33,474,942    $ 32,637,223    $ 31,950,275
                                  ============    ============    ============    ============    ============
   Total Assets                   $ 42,752,266    $ 41,370,384    $ 40,241,013    $ 40,817,542    $ 40,082,787
                                  ============    ============    ============    ============    ============
   Mortgage Loans Payable(2)      $ 35,605,410    $ 36,850,760    $ 36,940,170    $ 39,045,007    $ 39,183,574
                                  ============    ============    ============    ============    ============
   Total Liabilities              $ 40,945,289    $ 41,503,046    $ 42,312,695    $ 44,722,755    $ 45,194,305
                                  ============    ============    ============    ============    ============
   Partner's Equity (Deficit)     $  1,806,977    $   (132,662)   $ (2,071,682)   $ (3,905,213)   $ (5,111,518)
                                  ============    ============    ============    ============    ============
For the Year Ended December 31:

   Revenues(3)                    $  4,531,597    $  5,492,720    $  5,737,228    $  5,992,812    $  6,643,026
                                  ============    ============    ============    ============    ============
   Net Loss(1)(3)                 $ (2,829,405)   $ (2,047,239)   $ (1,939,020)   $ (1,899,131)   $ (1,206,305)
                                  ============    ============    ============    ============    ============

(1) Loss per partner information is not presented because it is not meaningful. There have not been any cash distributions to the partners since formation of the Partnership. On August 8, 1989, the Partnership distributed its 98% interest in Gwynns Falls Limited Partnership ("GFLP") to its partners.

(2) Mortgage loans payable in 1993, 1994, and 1995 mortgage loans payable include the mortgage bonds payable and mortgage loans from residents which are secured by the property and equipment. In addition, 1994, 1995, and 1996 includes unamortized entrance fees relating to Traditional Plan Residency Agreements.

(3)      Occupancy of the Partnership's facility commenced December 26, 1990.


Item 7. Management's Discussion and Analysis of The North Oaks Partnership and The North Oaks Real Estate Partnership

Overall Financial Conditions. The Partnership and NOREP do not have independent operating activities because of the Operating and Use Agreement and guarantees by NOREP of the Partnership's indebtedness. The partners are North Oaks Properties, Inc., and the Mullan-North Oaks Limited Partnership, described more fully below in "Directors and Executive Officers of the Registrants." Both the Partnership and NOREP are owned by the same partners and to the same extent by each partner. Consequently, the financial statements and this discussion are combined for presentation purposes.

In 1994's report it was noted that operational problems had been addressed and that resident services appeared to be improved. Also in 1994's report it was noted that the sales staff was expanded and that marketing was receiving considerable focus from management. The marketing plan included introduction of a Traditional Plan Residency Agreement which provided the opportunity to move into the community for an amount less than under the Return of Capital Residency Agreement. The results of improved resident services and marketing effort were shown in 1995 when occupancy ended the year at 92%, having increased from 84% at the beginning of 1994. This positive trend continued in 1996 with occupancy reaching 96% in the fall of 1996. This is a significant achievement considering that during 1996 attrition was approximately 50% more than anticipated.

Because entering residents have a higher than normal average age at entry, attrition in excess of normal actuarial levels will continue to occur. Marketing must continue to receive careful attention, because market analysis previously presented indicates the markets' limited size.

Because an efficient occupancy of greater than 90% was achieved prior to 1996, refinancing which could result in lower interest rates compared to rates of the current outstanding indebtedness, was pursued in 1996. The Partnership was advised by potential lenders that a period of demonstrated stabilized occupancy above 90% was necessary in order to realize the most favorable terms and conditions of refinancing. Having achieved and maintained such stabilized occupancy during 1996, the Partnership will seek to refinance the Project during 1997.

The Partnership's working capital improved principally because of the substantial improvement in operating income. In 1995 the operating loss was approximately $459,000, and in 1996 the operating income was approximately $183,000.

Result of Operations.

In 1996, total revenues increased approximately 10.8% over total revenues in 1995. Effective January 1, 1996, apartment service fees increased 5%; plus the average occupancy increased 5.0% from 1995. These two factors increased the apartment service fees revenue, and when combined with the impact of higher occupancy on supervision fees and other revenue, approximates the increase in total revenue. In 1995, total revenues increased approximately 4.5% over 1994, due primarily to increased apartment service fees and non refundable entrance fees. In January 1995, the monthly resident service fees were increased 4.5%. Non refundable entrance fees increased in 1995 due to the increased move-ins coincident with increased occupancy. Total revenues increased approximately 4% in 1994 from 1993 primarily due to increased apartment service fees. The monthly resident service fees were increased 6.5% on January 1, 1994 and most of that increase was realized as apartment service fees because occupancy stayed approximately level.

Expenses in 1996 were essentially unchanged even though occupancy increased. The selling, general and administrative expense declined due to effective cost control, offsetting increases in other expense categories. In 1995, expenses increased approximately 4%. Additional staff was added for marketing and general management. Other categories of expenses in 1995 did not change significantly after considering certain reclassifications of costs. Expenses in 1994 were essentially unchanged from 1993 because of level occupancy.

Effective January 1, 1997, the monthly apartment service fee increased 4%.

The net loss before depreciation and amortization is (36,392), (736,802), and (793,232) for the years 1996, 1995, and 1994 respectively. The partners have offset the losses by advances discussed below.

Liquidity and Capital Resources. Net cash used by operating activities was substantially less in 1996 compared to 1995, primarily because of improved operations. Net cash used in operations increased in 1995 compared to 1994 primarily because accounts payable and accrued expenses declined.

Net cash used in investing activities was higher in 1996 than in 1995. During 1996, an increase in capital expenditures was offset by a decline in funds held in escrow and restricted cash. The net cash used in investing activities declined in 1995 compared to 1994 because less was expended on property and equipment, and the move-ins caused a decrease in funds held in escrow.

Net cash provided by financing activities declined substantially in 1996 compared to 1995 primarily because there were fewer loans from residents' move-ins net of repayment of loans from residents in 1996 than in 1995. Net cash provided by financing activities increased substantially due to more loans from residents in 1995 compared to 1994.

Residents, upon occupancy, make loans to the Partnership. The loans from residents totaled $26,143,574 at December 31, 1996, and were initially used to retire the construction loan, which was paid off on June 30, 1992, the maturity date.

During the construction period and subsequently, LCS has advanced certain funds. These advances accrue interest at prime plus 1% and are $4,337,029 at December 31, 1996, an increase of $154,578 since December 31, 1995.

These advances are to be paid by the Partnership to LCS from the first available funds as defined in the NOP Partnership Agreement. LCS has agreed to defer payment of $3,687,029 of the December 31, 1996, balance due to LCS until no earlier than January 1, 1998.

The Partners have, since inception, contributed all initial Admission Fees to the Partnership. In addition, the Partners have since 1992 agreed to advance monies necessary to cover the excess of operating expenses for resident services over the related operating revenues from the residents. Such an agreement has been extended to 1997.

From the time of substantial completion of the construction of the project and until stabilization of occupancy, any additional required funding not provided by the long-term lenders and the residents will be provided under the terms of the Agreement of Partnership governing the management of the business and affairs of the Partnership (the "Partnership Agreement"). The Partnership Agreement provides that in the event the Partners are unable to obtain additional financing for the Partnership from other sources, each of the Partners shall make available when and as determined by the Partners, an amount based on their ownership percentage.

Given the above outlined arrangements with LCS and as amongst the Partners and based on capital calls to date, of which there were none in 1996, 1995 or 1994, the Partnership believes that there are adequate resources to achieve stabilized occupancy.

The long-term success of the project is dependent upon maintenance of adequate levels of occupancy and efficient operation of the project are also critical to the long-term success of the project.


Item 8.  Financial Statements and Supplementary Data

See pages 25 through 41 for financial statement information.


Item 9. Change in and Disagreement with Accountants on Accounting and Financial Disclosure.

None


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The Partnership, as such, has no directors or executive officers.

The Partnership has two general partners, North Oaks Properties, Inc. ("NOPI"), and the Mullan-North Oaks Limited Partnership ("MNOLP"), which have a 62.5% and 37.5% interest, respectively, in the Partnership and in NOREP.

North Oaks Properties, Inc. NOPI is an Iowa corporation formed on April 26, 1988. On February 28, 1995, NOPI's only shareholder and parent, Continuing Care Communities of America, Inc. (CCCA), an Iowa Corporation, changed its name to Home Health Care Services Corporation (HHCSC) at the time of HHCSC's merger into CCCA. At the same time, CCCA's only shareholder and parent, The Weitz Corporation (Weitz), an Iowa corporation, changed its name to LCS Holdings, Inc. (Holdings). Holdings, through one of its two principal subsidiary, LCS, engages in the development and operation of life care facilities across the United States. See "Business - Developer and Manager."

The directors and executive officers of NOPI are as follows:

Stan G. Thurston, age 50, has served as a director and President and Chief Operating Officer of NOPI since February, 1990. He has also served as a director and the President and Chief Operating Officer of LCS since 1990, being named President and CEO in March, 1995. He is a director, President, and CEO of Holdings since March 1995. Mr. Thurston joined LCS in 1977 as project development manager, was promoted to Vice President in 1979, and was responsible for managing LCS's nationwide development until February of 1987. From then until 1990, Mr. Thurston served as Vice President-Operations Management.

Stephen J. Hoover, age 46, has served as a director and Secretary of NOPI since March of 1995, and has been a director and Secretary for LCS and Holdings since March, 1995. Mr. Hoover joined LCS as Project Development Manager in 1984 and was promoted to Senior Project Development Manager in 1986. Mr. Hoover was named Vice President/Director of Development in 1987 and Senior Vice President of Marketing and Sales in 1991. Prior to 1984, Mr. Hoover served with The Weitz Company, Inc. as Project Engineer (1976), Construction Manager (1977), Project Manager (1978), and Senior Project Manager (1981).

Arthur V. Neis, age 56, a Certified Public Accountant, has served as the Treasurer and Chief Financial Officer of NOPI since February 1988, and has been the Treasurer and Chief Financial Officer of Holdings, LCS and Weitz since 1987. He is a director of Holdings since March 1995. Mr. Neis joined Weitz in 1986 as Controller. Prior to then, Mr. Neis was the Controller of Fru-Con Corporation, a construction company located in St. Louis, Missouri.

Edward R. Kenny, age 41, has served as the Senior Vice President of NOPI since April 1990, and has been the Senior Vice President of LCS, responsible for operations management since April 1990. He has been a Director of NOPI and Holdings since March 1995. Mr. Kenny joined LCS in 1979 as administrator-in-training, was promoted to administrator in 1980, and regional administrator in 1985 before being named Director of Operations Management in 1987.

Mary Harrison, age 46, has served as a director and Vice President of NOPI since March of 1995, and has been a Vice President/Director of Operations Management of LCS since 1992. Ms. Harrison joined LCS in 1981 as administrator- in-training and was promoted to administrator in 1983. In 1985, she was promoted to regional administrator and acquired responsibility for overseeing the various home health agencies affiliated with LCS. Ms. Harrison became an assistant director of operations management in 1990 and was promoted to Director of Operations Management in 1991.

All members of the Board of Directors of each of NOPI, Holdings, and LCS are elected by the stockholders of such companies at the annual stockholders' meeting for a term of one year; all of the officers of each of NOPI, Holdings, and LCS are appointed by the directors of such companies at the annual directors' meeting and serve for a term of one year.

The Mullan-North Oaks Limited Partnership. The Mullan-North Oaks Limited Partnership is a limited partnership formed under the laws of the State of Maryland in 1984.

The general partner of Mullan-North Oaks Limited Partnership is Rosedale Company, Inc. a Maryland corporation whose directors are Thomas F. Mullan, III, Norman W. Wilder, and J. Patrick Mullan. Rosedale Company, Inc. is 51% owned by Thomas F. Mullan, III and 49% by J. Patrick Mullan, and is an affiliate of The Mullan Contracting Company, which was the general contractor for the Project.

Thomas F. Mullan III, age 53, serves as President and Treasurer of Rosedale Company, Inc. and has served in such capacities since Rosedale Company, Inc.'s formation in September of 1986. Mr. Mullan served as the Chairman and Chief Executive Officer of both Mullan Contracting Company, Inc. and Mullan Enterprises, Inc. for the past seven years, and owns 51% of the common stock of Mullan Enterprises, Inc.

Norman W. Wilder, age 36, is Vice President and Treasurer of Rosedale Company, Inc. and President and Treasurer of Mullan Enterprises, Inc., Mr. Wilder has served as the Chief Financial Officer of Rosedale Company, Inc. and other Mullan Enterprises, Inc.'s affiliates since June 1991. Prior to June 1991, Mr. Wilder was employed by the accounting firm of Wolpoff & Company for five years.

J. Patrick Mullan, age 48, has been the Secretary of Rosedale and MEI for the past 7 years, and owns 48% of the common stock of MEI. J. Patrick Mullan is a project manager for Mullan, and is a brother of Thomas F. Mullan III.

Thomas F. Mullan, III, J. Patrick Mullan, and Norman W. Wilder are the directors of Mullan Enterprises, Inc. and The Mullan Contracting Company, Inc.

Directors of all of Rosedale Company, Inc., The Mullan Contracting Company, and Mullan Enterprises, Inc. are each elected by the stockholders of such companies to serve for a term of one year; officers are appointed by the directors of such companies and serve for a term of one year.


Item 11. Executive Compensation

None


Item 12. Security Ownership of Certain Beneficial Owners and Management

On January 28, 1995, shareholders of Weitz approved a Split-Off Agreement and Plans of Reorganization (Plan), which was effective March 1, 1995. Pursuant to this Plan, Weitz split-off certain of its subsidiaries in a partially tax free exchange of stock with certain of its shareholders and changed its name to LCS Holdings, Inc.

Following this transaction, and as of December 31, 1996, the following table sets forth certain information as to the number of shares of common stock of Holdings owned by (i) each person who is known by Holdings to own beneficially 5% or more of the Holdings common stock, (ii) each director of Holdings, and
(iii) all directors and officers of Holdings as a group. As of such date, there were 38,842 shares of Holdings common stock outstanding. Holdings common stock was the only class of voting securities of Holdings outstanding.

                                                                   Amount and Nature            Percent
        Name and Address(2)                                 of Beneficial Ownership(1)(4)      of Class
        --------------------                                -----------------------------      --------
        Stan G. Thurston, Director                                   20,469         (3)         52.8%
        President & CEO

        Stephen J. Hoover, Director                                  16,477         (3)         42.4%
        Senior Vice President of Marketing & Sales

        Arthur V. Neis, Director                                     14,669         (3)         37.8%
        Treasurer & CFO

        Edward R. Kenny, Director                                    14,062         (3)         36.2%
        Senior Vice President/Operations Management

        Mary J. Harrison, Director                                   13,726         (3)         35.4%
        Vice President/Director of Operations Management

        LCS Holdings, Inc.                                           12,750                     32.8%
        Employee Stock Ownership Plan
        c/o Bankers Trust, N.A., Trustee
        665 Locust
        Des Moines, IA  50309

        Joseph M. Brucella, Director                                    953                      2.5%
        Vice President/Director of Operations Management

        Malcolm K. Booher, Director                                   1,327                      3.4%
        Vice President/Director of Operations Management

        Rick W. Exline, Director                                      1,025                      2.6%
        Vice President/Director of Operations Management

        Lise Everly, Director                                             0                        0%
        Director of Human Resources

        Kent C. Larson, Director                                      1,026                      2.6%
        Vice President/Director of Project Development

        Joseph A. Martin, Director                                    1,316                      3.4%
        Vice President/Director of Operations Management

        Edward J. Nichols, Director                                     820                      2.1%
        Director of Finance & Property Development

        Richard L. Seibert, Director                                    909                      2.3%
        Director of Corporate Marketing/Consulting

        Terrance M. Ward, Director                                    1,124                      2.9%
        Vice President/Director of Occupancy Development

        All Officers and Directors as a group (14 persons)           36,903         (3)         95.0%

---------------------
(1) Except as otherwise indicated, each shareholder has sole power to vote and to dispose of all of the Holdings common stock listed opposite their name.

(2) Address is c/o LCS Holdings, Inc., 800 Second Avenue, Suite 200, Des Moines, Iowa 50309, unless otherwise noted.

(3) Includes 12,750 shares held by the LCS Holdings, Inc. Employee Stock Ownership Plan over which the individual shares voting power and investment power as a member of the ESOP Committee for the Plan.

(4) All directors participate in a Director Stock Compensation Plan which has granted each the right to exercise an option for up to 150 shares of stock of LCS Holdings, Inc. at a price per share that is less than the fair market value at the date of the grant. Such options expire March 31, 2004.

The following table sets forth as of December 31, 1996 certain information as to the number of shares of non-voting preferred stock of Holdings owned by (i) each person who is known by Holdings to own beneficially five percent (5%) or more of the Holdings preferred stock, (ii) each director of Holdings, and (iii) all directors and officers of Holdings as a group. As of such date there were 20,000 shares of Holdings preferred stock outstanding and the Holdings non-voting preferred stock outstanding was the only class of equity security of Holdings outstanding other than shares of Holdings common stock referenced above.

                                               Amount and Nature         Percent
   Name and Address                       of Beneficial Ownership(1)    of Class
   ----------------                       --------------------------    --------

   Essex Meadows, Inc. and subsidiaries              20,000                100%
   800 Second Avenue, Suite 110
   Des Moines, IA  50309



(1) Direct ownership is held by a wholly owned subsidiary of Essex Meadows, Inc.


Item 13. Certain Relationships and Related Transactions

Manager. See also "Narrative Description of Business Manager." The Partnership has retained LCS to manage the Project. LCS is affiliated with the Partnership through common ownership. See "Business Manager." As of December 31, 1995, LCS has advanced to the Partnership approximately 4,182,451, including interest, which funds have been used to defray certain development, marketing, and other costs of the Project to date.

LCS has procured on behalf of the Partnership a Letter of Credit in favor of the Trustee (the "Bond L/C") in the stated amount of $500,000. The Bond L/C must remain available to the Trustee until the General Reserve Fund reaches $1,900,000.

Amounts under the Bond L/C will be available to the Trustee to pay the principal of and interest on the Bonds (or to pay any other amounts due and unpaid under the Indenture) in the event that the Partnership fails to make required deposits in the Debt Service Reserve Fund or the Bond Fund, or upon the occurrence of an Event of Default under the Indenture.

The Partnership has reimbursed LCS for the costs of obtaining the Bond L/C, but LCS did not receive any fee from the Partnership in connection with the Letter of Credit.

Partnership - NOREP. The Partnership and NOREP have entered into the Operating and Use Agreement, which obligates the Partnership to develop, operate, and manage the Project at its expense, and if necessary, for federal income tax purposes, to pay to NOREP an annual use fee equal to NOREP's projected taxable loss for federal income tax purposes for each year. No such annual use fee has been paid. During the term of the Operating and Use Agreement, the Partnership has the right to receive and retain all revenues from the Project. The Operating and Use Agreement will terminate upon the dissolution, liquidation, or other termination of the Partnership or upon acceleration by the Trustee of the principal of and accrued interest on the Bonds following an Event of Default under the Indenture.

Under the Operating and Use Agreement, NOREP has guaranteed the performance by the Partnership of its obligations under the Residency Agreements. The covenants, agreements, and undertakings contained in the Operating and Use Agreement are for the express benefit of, and are expressly enforceable by, residents of the Project.

Trustee's Counsel. Davis, Brown, Koehn, Shors & Roberts, P.C., Des Moines, Iowa ("Davis, Brown"), has acted as Trustee's counsel in connection with the issuance of the 1992 Series I Bonds. A. Arthur Davis, a partner at Davis, Brown was a director of The Weitz Corporation through February, 1995. David S. Strutt, an employee of Weitz Construction, served as General Counsel and Secretary through February, 1995 of Chestnut Village, LCS, The Weitz Corporation and Weitz Construction and was formerly a partner at Davis, Brown.

During 1996, Donald J. Brown, a partner at Davis, Brown, has been outside general counsel to LCS and Holdings.


                                     PART IV

                                                                        Page No.
                                                                        --------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents Filed as a Part Hereof

         (1)     Financial Statements

                 Independent Auditors' Report                               25

                 Separate and Combined Balance Sheets, December 31, 1996
                 and 1995                                                   26

                 Separate and Combined Statements of Operations for years
                 ended December 31, 1996, 1995, and 1994                    28

                 Separate and Combined Statements of Partners' Equity (Deficit) for the years ended December 31, 1996, 1995,
                 and 1994                                                   31

                 Separate and Combined Statements of Cash Flows, years
                 ended December 31, 1996, 1995, and 1994                    32

                 Notes to Separate and Combined Financial Statements        35

         (2)     Index to Exhibits. The Exhibits listed on the Index to
                 Exhibits appearing on page                                 42

(b)      Reports on Form 8-K

         None



                          INDEPENDENT AUDITORS' REPORT


The Partners
North Oaks Partnership and
North Oaks Real Estate Partnership:

We have audited the accompanying separate and combined balance sheets of North Oaks Partnership and North Oaks Real Estate Partnership as of December 31, 1996 and 1995, and the related separate and combined statements of operations, partners' equity (deficit), and cash flows of North Oaks Partnership and North Oaks Real Estate Partnership for the years ended December 31, 1996, 1995, and 1994. These separate and combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these separate and combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the separate and combined financial statements referred to above present fairly, in all material respects, the separate and combined financial position of North Oaks Partnership and North Oaks Real Estate Partnership as of December 31, 1996 and 1995, and the separate and combined results of their operations and their cash flows for the years ended December 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.


                                          KPMG Peat Marwick LLP



Des Moines, Iowa
March 12, 1997


                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                      Separate and Combined Balance Sheets

                                                                                     December 31, 1996
                                                                       -----------------------------------------------
                                                                                         North Oaks
                                                                        North Oaks       Real Estate        Combined
                                                                       Partnership       Partnership      partnerships
                                                                       ------------      ------------     ------------
                                  Assets

Current assets:
      Cash and cash equivalents                                        $  2,721,397              --          2,721,397
      Accounts receivable:
         Trade                                                              443,575              --            443,575
         Affiliate                                                            2,153              --              2,153
      Assets limited as to use - required
        for current liabilities (note 3)                                    708,110              --            708,110
      Prepaid expenses                                                      176,664              --            176,664
      Other assets                                                           23,029              --             23,029
                                                                       ------------      ------------     ------------
                  Total current assets                                    4,074,928              --          4,074,928
                                                                       ------------      ------------     ------------
Assets limited as to use - debt service funds, net of
      amounts required for current liabilities (note 3)                   1,579,805              --          1,579,805
Funds held in escrow                                                         60,380              --             60,380

Property and equipment (note 4)                                                --          36,345,424       36,345,424
      Less accumulated depreciation                                            --           4,395,149        4,395,149
                                                                       ------------      ------------     ------------
                  Net property and equipment                                   --          31,950,275       31,950,275
                                                                       ------------      ------------     ------------
Costs of acquiring initial continuing-care contracts,
      net of accumulated amortization of $1,037,299                       1,659,678              --          1,659,678
Deferred financing costs, net of
      accumulated amortization of $346,185                                  757,721              --            757,721
                                                                       ------------      ------------     ------------
                                                                       $  8,132,512        31,950,275       40,082,787
                                                                       ============      ============     ============
                Liabilities and Partners' Equity (Deficit)

Current liabilities:
      Accounts payable:
          Life Care Services Corporation, current portion (note 2)     $    650,000              --            650,000
          Trade                                                             238,895              --            238,895
      Accrued expenses                                                      207,436              --            207,436
      Refunds payable                                                        80,380              --             80,380
      Accrued interest - mortgage bonds                                     563,109              --            563,109
      Current installment of mortgage bonds payable (note 5)                145,000              --            145,000
                                                                       ------------      ------------     ------------
                  Total current liabilities                               1,884,820              --          1,884,820

Payable to Life Care Services Corporation,
     excluding current portion (note 2)                                   3,687,029              --          3,687,029
Refundable deposits                                                         438,882              --            438,882
Mortgage bonds payable, excluding current installment (note 5)           13,040,000              --         13,040,000
Mortgage loans from residents (note 6)                                   26,143,574              --         26,143,574
                                                                       ------------      ------------     ------------
                  Total liabilities                                      45,194,305              --         45,194,305

Partners' equity (deficit)                                              (37,061,793)       31,950,275       (5,111,518)

Commitments and contingencies (note 10)
                                                                       ------------      ------------     ------------
                                                                       $  8,132,512        31,950,275       40,082,787
                                                                       ============      ============     ============

See accompanying notes to separate and combined financial statements.



                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                      Separate and Combined Balance Sheets

                                                                                     December 31, 1995
                                                                       -----------------------------------------------
                                                                                         North Oaks
                                                                       North Oaks        Real Estate        Combined
                                                                       Partnership       Partnership      partnerships
                                                                       ------------      ------------     ------------
                                Assets

Current assets:
      Cash and cash equivalents                                        $  2,528,103              --          2,528,103
      Accounts receivable - trade                                           271,692              --            271,692
      Assets limited as to use - required
        for current liabilities (note 3)                                    703,875              --            703,875
      Prepaid expenses                                                      179,902              --            179,902
      Other assets                                                           28,131              --             28,131
                                                                       ------------      ------------     ------------
                  Total current assets                                    3,711,703              --          3,711,703
                                                                       ------------      ------------     ------------
Assets limited as to use - debt service funds, net of
      amounts required for current liabilities (note 3)                   1,666,390              --          1,666,390
Funds held in escrow                                                        126,680              --            126,680

Property and equipment (note 4)                                                --          36,138,606       36,138,606
      Less accumulated depreciation                                            --           3,501,383        3,501,383
                                                                       ------------      ------------     ------------
                  Net property and equipment                                   --          32,637,223       32,637,223
                                                                       ------------      ------------     ------------
Costs of acquiring initial continuing-care contracts,
      net of accumulated amortization of $829,839                         1,867,138              --          1,867,138
Deferred financing costs, net of
      accumulated amortization of $295,498                                  808,408              --            808,408
                                                                       ------------      ------------     ------------
                                                                       $  8,180,319        32,637,223       40,817,542
                                                                       ============      ============     ============
              Liabilities and Partners' Equity (Deficit)

Current liabilities:
      Accounts payable:
          Life Care Services Corporation, current portion (note 2)     $    650,000              --            650,000
          Trade                                                              73,641              --             73,641
      Accrued expenses                                                      175,003              --            175,003
      Refunds payable                                                       126,681              --            126,681
      Accrued interest - mortgage bonds                                     568,875              --            568,875
      Current installment of mortgage bonds payable (note 5)                135,000              --            135,000
                                                                       ------------      ------------     ------------
                  Total current liabilities                               1,729,200              --          1,729,200

Payable to Life Care Services Corporation,
     excluding current portion (note 2)                                   3,532,451              --          3,532,451
Refundable deposits                                                         416,097              --            416,097
Mortgage bonds payable, excluding current installment (note 5)           13,185,000              --         13,185,000
Mortgage loans from residents (note 6)                                   25,860,007              --         25,860,007
                                                                       ------------      ------------     ------------
                  Total liabilities                                      44,722,755              --         44,722,755

Partners' equity (deficit)                                              (36,542,436)       32,637,223       (3,905,213)

Commitments and contingencies (note 10)
                                                                       ------------      ------------     ------------
                                                                       $  8,180,319        32,637,223       40,817,542
                                                                       ============      ============     ============

See accompanying notes to separate and combined financial statements.




                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                 Separate and Combined Statements of Operations
                          Year ended December 31, 1996

                                                                 North Oaks
                                                North Oaks       Real Estate       Combined
                                                Partnership      Partnership      partnerships
                                                -----------      -----------      -----------
Revenues:
      Apartment service fees                    $ 4,551,889             --          4,551,889
      Health center fees                          1,386,161             --          1,386,161
      Nonrefundable entrance fees                   491,763             --            491,763
      Supervision fees                              141,695             --            141,695
      Other                                          71,518             --             71,518
                                                -----------      -----------      -----------
              Total revenues                      6,643,026             --          6,643,026
                                                -----------      -----------      -----------
Expenses:
      Selling, general, and administrative        1,342,669             --          1,342,669
      Plant operations                              776,384             --            776,384
      Environmental services                        306,858             --            306,858
      Dietary                                     1,389,955             --          1,389,955
      Medical and resident care                   1,474,085             --          1,474,085
      Depreciation and amortization                 258,148          911,765        1,169,913
                                                -----------      -----------      -----------
              Total expenses                      5,548,099          911,765        6,459,864
                                                -----------      -----------      -----------
              Income (loss) from operations       1,094,927         (911,765)         183,162
                                                -----------      -----------      -----------
Other income (expense):
      Interest income                               173,024             --            173,024
      Interest expense                           (1,562,491)            --         (1,562,491)
                                                -----------      -----------      -----------
              Total other expense                (1,389,467)            --         (1,389,467)
                                                -----------      -----------      -----------
              Net loss                          $  (294,540)        (911,765)      (1,206,305)
                                                ===========      ===========      ===========

See accompanying notes to separate and combined financial statements.




                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                 Separate and Combined Statements of Operations
                          Year ended December 31, 1995

                                                                 North Oaks
                                                North Oaks       Real Estate        Combined
                                                Partnership      Partnership      partnerships
                                                -----------      -----------      -----------
Revenues:
      Apartment service fees                    $ 3,977,488             --          3,977,488
      Health center fees                          1,384,108             --          1,384,108
      Nonrefundable entrance fees                   442,343             --            442,343
      Supervision fees                              134,166             --            134,166
      Other                                          54,707             --             54,707
                                                -----------      -----------      -----------
              Total revenues                      5,992,812             --          5,992,812
                                                -----------      -----------      -----------
Expenses:
      Selling, general, and administrative        1,487,583             --          1,487,583
      Plant operations                              770,519             --            770,519
      Environmental services                        317,789             --            317,789
      Dietary                                     1,272,431             --          1,272,431
      Medical and resident care                   1,440,990             --          1,440,990
      Depreciation and amortization                 258,148          904,181        1,162,329
                                                -----------      -----------      -----------
              Total expenses                      5,547,460          904,181        6,451,641
                                                -----------      -----------      -----------
              Income (loss) from operations         445,352         (904,181)        (458,829)
                                                -----------      -----------      -----------
Other income (expense):
      Interest income                               138,508             --            138,508
      Interest expense                           (1,579,110)            --         (1,579,110)
      Other income                                      300             --                300
                                                -----------      -----------      -----------
              Total other expense                (1,440,302)            --         (1,440,302)
                                                -----------      -----------      -----------
              Net loss                          $  (994,950)        (904,181)      (1,899,131)
                                                ===========      ===========      ===========

See accompanying notes to separate and combined financial statements.




                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                 Separate and Combined Statements of Operations
                          Year ended December 31, 1994

                                                                 North Oaks
                                                North Oaks       Real Estate        Combined
                                                Partnership      Partnership      partnerships
                                                -----------      -----------      -----------
Revenues:
      Apartment service fees                    $ 3,858,875             --          3,858,875
      Health center fees                          1,381,655             --          1,381,655
      Nonrefundable entrance fees                   314,850             --            314,850
      Supervision fees                              128,988             --            128,988
      Other                                          52,860             --             52,860
                                                -----------      -----------      -----------
              Total revenues                      5,737,228             --          5,737,228
                                                -----------      -----------      -----------
Expenses:
      Selling, general, and administrative        1,348,764             --          1,348,764
      Plant operations                              872,769             --            872,769
      Environmental services                        282,243             --            282,243
      Dietary                                     1,241,243             --          1,241,243
      Medical and resident care                   1,330,230             --          1,330,230
      Depreciation and amortization                 258,147          887,641        1,145,788
                                                -----------      -----------      -----------
              Total expenses                      5,333,396          887,641        6,221,037
                                                -----------      -----------      -----------
              Income (loss) from operations         403,832         (887,641)        (483,809)
                                                -----------      -----------      -----------
Other income (expense):
      Interest income                                89,956             --             89,956
      Interest expense                           (1,545,767)            --         (1,545,767)
      Other income                                      600             --                600
                                                -----------      -----------      -----------
              Total other expense                (1,455,211)            --         (1,455,211)
                                                -----------      -----------      -----------
              Net loss                          $(1,051,379)        (887,641)      (1,939,020)
                                                ===========      ===========      ===========

See accompanying notes to separate and combined financial statements.




                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
         Separate and Combined Statements of Partners' Equity (Deficit)
                  Years ended December 31, 1996, 1995, and 1994

                                                                    North Oaks
                                                  North Oaks        Real Estate         Combined
                                                  Partnership       Partnership       partnerships
                                                  ------------      ------------      ------------
Partners' equity (deficit)
      at December 31, 1993                        $(34,233,362)       34,100,700          (132,662)

Distribution to partners of property (note 1)         (261,883)             --            (261,883)
Contributions from partners
      of property (note 1)                                --             261,883           261,883
Net loss                                            (1,051,379)         (887,641)       (1,939,020)
                                                  ------------      ------------      ------------
Partners' equity (deficit)
      at December 31, 1994                         (35,546,624)       33,474,942        (2,071,682)

Distribution to partners of property (note 1)          (66,462)             --             (66,462)
Contributions from partners
      of property (note 1)                                --              66,462            66,462
Contributions from partners -
     assignment of entrance fees                        65,600              --              65,600
Net loss                                              (994,950)         (904,181)       (1,899,131)
                                                  ------------      ------------      ------------
Partners' equity (deficit)
      at December 31, 1995                         (36,542,436)       32,637,223        (3,905,213)

Distribution to partners of property (note 1)         (224,817)             --            (224,817)
Contributions from partners
      of property (note 1)                                --             224,817           224,817
Net loss                                              (294,540)         (911,765)       (1,206,305)
                                                  ------------      ------------      ------------
Partners' equity (deficit)
      at December 31, 1996                        $(37,061,793)       31,950,275        (5,111,518)
                                                  ============      ============      ============

See accompanying notes to separate and combined financial statements.




                             NORTH OAKS PARTNERSHIP
                                      AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                 Separate and Combined Statements of Cash Flows
                          Year ended December 31, 1996

                                                                                 North Oaks
                                                                North Oaks       Real Estate       Combined
                                                                Partnership      Partnership      partnerships
                                                                -----------      -----------      -----------
Cash flows from operating activities:
      Net loss                                                  $  (294,540)        (911,765)      (1,206,305)
      Depreciation and amortization                                 258,148          911,765        1,169,913
      Amortization of entrance fees                                 (34,283)            --            (34,283)
      Increase in accounts receivable                              (174,036)            --           (174,036)
      Decrease in prepaid expenses and other assets                   8,340             --              8,340
      Increase in accounts payable and accrued expenses             197,687             --            197,687
      Decrease in accrued  interest - mortgage bonds                 (5,766)            --             (5,766)
                                                                -----------      -----------      -----------
             Net cash used in operating activities                  (44,450)            --            (44,450)
                                                                -----------      -----------      -----------
Cash flows from investing activities:
      Payments for property and equipment                          (224,818)            --           (224,818)
      Decrease in funds held in escrow                               66,300             --             66,300
      Decrease in cash invested in assets limited as to use          82,350             --             82,350
                                                                -----------      -----------      -----------
             Net cash used in investing activities                  (76,168)            --            (76,168)
                                                                -----------      -----------      -----------
Cash flows from financing activities:
      Bond principal payments                                      (135,000)            --           (135,000)
      Advances from Life Care Services Corporation, net             154,578             --            154,578
      Loans from residents                                        4,220,070             --          4,220,070
      Repayment of loans from residents                          (3,902,220)            --         (3,902,220)
      Refundable deposits, net                                      (23,516)            --            (23,516)
                                                                -----------      -----------      -----------
             Net cash provided by financing activities              313,912             --            313,912
                                                                -----------      -----------      -----------
             Net increase in cash and cash equivalents              193,294             --            193,294

Cash and cash equivalents at beginning of year                    2,528,103             --          2,528,103
                                                                -----------      -----------      -----------
Cash and cash equivalents at end of year                        $ 2,721,397             --          2,721,397
                                                                ===========      ===========      ===========
Supplemental disclosure of cash flow information:
      Interest paid                                             $ 1,361,969             --          1,361,969
                                                                ===========      ===========      ===========
Supplemental disclosures of noncash financing activities:
       Distributions to partners of property (note 1)           $   224,817             --            224,817
       Contributions from partners of property (note 1)                --            224,817          224,817
                                                                ===========      ===========      ===========

See accompanying notes to separate and combined financial statements.





                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                 Separate and Combined Statements of Cash Flows
                          Year ended December 31, 1995

                                                                                 North Oaks
                                                                North Oaks       Real Estate        Combined
                                                                Partnership      Partnership      partnerships
                                                                -----------      -----------      -----------
Cash flows from operating activities:
      Net loss                                                  $  (994,950)        (904,181)      (1,899,131)
      Depreciation and amortization                                 258,148          904,181        1,162,329
      Amortization of entrance fees                                 (26,893)            --            (26,893)
      Decrease in accounts receivable                                31,014             --             31,014
      Decrease in prepaid expenses and other assets                  16,494             --             16,494
      Decrease in accounts payable and accrued expenses             (70,823)            --            (70,823)
      Decrease in accrued  interest - mortgage bonds                 (5,125)            --             (5,125)
                                                                -----------      -----------      -----------
             Net cash used in operating activities                 (792,135)            --           (792,135)
                                                                -----------      -----------      -----------
Cash flows from investing activities:
      Payments for property and equipment                           (66,462)            --            (66,462)
      Decrease in funds held in escrow                              113,201             --            113,201
      Increase in cash invested in assets limited as to use         (86,805)            --            (86,805)
                                                                -----------      -----------      -----------
             Net cash used in investing activities                  (40,066)            --            (40,066)
                                                                -----------      -----------      -----------
Cash flows from financing activities:
      Bond principal payments                                      (120,000)            --           (120,000)
      Advances from Life Care Services Corporation, net             263,473             --            263,473
      Loans from residents                                        5,181,660             --          5,181,660
      Repayment of loans from residents                          (2,914,930)            --         (2,914,930)
      Refundable deposits, net                                      102,698             --            102,698
      Contributions from partners                                    65,600             --             65,600
                                                                -----------      -----------      -----------
             Net cash provided by financing activities            2,578,501             --          2,578,501
                                                                -----------      -----------      -----------
             Net increase in cash and cash equivalents            1,746,300             --          1,746,300

Cash and cash equivalents at beginning of year                      781,803             --            781,803
                                                                -----------      -----------      -----------
Cash and cash equivalents at end of year                        $ 2,528,103             --          2,528,103
                                                                ===========      ===========      ===========
Supplemental disclosure of cash flow information:
      Interest paid                                             $ 1,374,525             --          1,374,525
                                                                ===========      ===========      ===========
Supplemental disclosures of noncash financing activities:
       Distributions to partners of property (note 1)           $    66,462             --             66,462
       Contributions from partners of property (note 1)                --             66,462           66,462
                                                                ===========      ===========      ===========

See accompanying notes to separate and combined financial statements.




                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

                 Separate and Combined Statements of Cash Flows

                          Year ended December 31, 1994

                                                                                 North Oaks
                                                                North Oaks       Real Estate       Combined
                                                                Partnership      Partnership      partnerships
                                                                -----------      -----------      -----------
Cash flows from operating activities:
      Net loss                                                  $(1,051,379)        (887,641)      (1,939,020)
      Depreciation and amortization                                 258,147          887,641        1,145,788
      Decrease in accounts receivable                                98,742             --             98,742
      Decrease in prepaid expenses and other assets                  87,316             --             87,316
      Increase in accounts payable and accrued expenses              14,058             --             14,058
      Decrease in accrued interest - mortgage bonds                  (4,698)            --             (4,698)
                                                                -----------      -----------      -----------
             Net cash used in operating activities                 (597,814)            --           (597,814)
                                                                -----------      -----------      -----------
Cash flows from investing activities:
      Payments for property and equipment                          (261,883)            --           (261,883)
      Increase in funds held in escrow                             (146,476)            --           (146,476)
      Decrease in cash invested in assets limited as to use           1,679             --              1,679
                                                                -----------      -----------      -----------
             Net cash used in investing activities                 (406,680)            --           (406,680)
                                                                -----------      -----------      -----------
Cash flows from financing activities:
      Bond principal payments                                      (110,000)            --           (110,000)
      Advances from Life Care Services Corporation, net             557,036             --            557,036
      Loans from residents                                        2,273,840             --          2,273,840
      Repayment of loans from residents                          (1,954,430)            --         (1,954,430)
      Refundable deposits, net                                       33,843             --             33,843
                                                                -----------      -----------      -----------
             Net cash provided by financing activities              800,289             --            800,289
                                                                -----------      -----------      -----------
             Net decrease in cash and cash equivalents             (204,205)            --           (204,205)

Cash and cash equivalents at beginning of year                      986,008             --            986,008
                                                                -----------      -----------      -----------
Cash and cash equivalents at end of year                        $   781,803             --            781,803
                                                                ===========      ===========      ===========
Supplemental disclosure of cash flow information:
      Interest paid                                             $ 1,386,056             --          1,386,056
                                                                ===========      ===========      ===========
Supplemental disclosures of noncash financing activities:
       Distributions to partners of property (note 1)           $   261,883             --            261,883
       Contributions from partners of property (note 1)                --            261,883          261,883
                                                                ===========      ===========      ===========

See accompanying notes to separate and combined financial statements




                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

               Notes to Separate and Combined Financial Statements

                        December 31, 1996, 1995, and 1994

(1)    Summary of Significant Accounting Policies and Related Matters

       North Oaks Partnership (NOP), a general partnership, was formed in 1984 to acquire land and develop, operate, and manage a life care facility called North Oaks Retirement Community (Community). The partners are North Oaks Properties, Inc. (NOPI), having a 62.5 percent interest, and Mullan North Oaks Limited Partnership (MNOLP), having a 37.5 percent interest.

       North Oaks Real Estate Partnership (NOREP), a general partnership, was formed on June 30, 1989, to hold title to property developed for use as a life care facility by NOP. The ownership of NOREP is the same as NOP.

       On August 8, 1989, NOP transferred its ownership interests in its land and construction in progress to its partners, who then transferred such ownership to NOREP. Additional transfers are being made as costs are incurred. The transfers are recorded at historical cost. Concurrent with the initial transfer, NOP and NOREP entered into a long-term operating and use agreement. The agreement grants NOP use of the property until dissolution, liquidation, or other termination of NOP, unless otherwise terminated by mutual agreement. NOREP has also guaranteed certain indebtedness of NOP, as described in note 9. Because the Partnerships have common ownership and do not have independent operating activities, the accompanying financial statements present the separate and combined financial statements of NOP and NOREP.

       Description of Business

       NOP and NOREP (the Partnerships) own and operate a life care retirement community designed for the elderly, located in Owings Mills, Baltimore County, Maryland. The Community is intended to address the needs of individuals, age 65 or older, who are in good health, but who no longer desire to reside in their own homes or apartments. The facility is designed to create a total living environment specifically adapted to the requirements of its residents. The Partnerships conduct business in only one business segment: service-enhanced housing for senior adults.

       Cash Equivalents

       Cash equivalents consist primarily of money market funds. Cash equivalents at December 31, 1996 and 1995, were $2,223,631 and $2,193,183, respectively.

       There is a requirement of the state of Maryland that an operating reserve be established in the amount of 15 percent of operating expenses excluding depreciation and amortization. The Partnerships have the required amount of $793,500 for the operating reserve included in cash and cash equivalents at December 31, 1996.

       Assets Limited As To Use

       Assets limited as to use are held by a trustee in accordance with the trust indenture relating to the mortgage bonds.

       Property and Equipment

       Property and equipment are carried at cost. Depreciation is computed using a straight-line method over the estimated useful lives of the respective assets. The cost of maintenance and repairs is expensed as incurred; significant renewals are capitalized.

       The Partnerships adopted the provisions of Statement of Financial
              Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Adoption of SFAS 121 had no significant impact on the financial statements.

       Costs of Acquiring Initial Continuing-Care Contracts

       Costs of acquiring initial continuing-care contracts include those costs incurred that result from and are essential to originating initial contracts. These costs are being amortized using the straight-line basis over the average expected remaining lives of the initial residents under contract.

       Deferred Financing Costs

       Deferred financing costs are amortized over the period to maturity of the mortgage bonds using the interest method.

       Refundable Deposits

       Refundable deposits include admission fee deposits from prospective residents and deposits for final month's fees from residents.

       Revenues

       Entrance fees are recognized as revenue when the right to access a housing unit is established through the closing of the transaction. A supervisory fee established upon occupancy for each resident is payable monthly. These fees are not refundable and are unrestricted as to use by the Partnerships.

       A loan from the resident entitles the resident to the use and privileges of the facility for life. To the extent the loans are subject to interest expense, NOP receives revenue from the residents in the same amount. These interest payments are netted on billings to the residents, have no effect on operating results, and are not reported in the financial statements.

       Residents pay a monthly service fee, determined annually. The residency agreement provides that residents pay the funds required to operate the Community, which includes all operating expenses, debt service for nonresident debt, repairs and replacements, capital improvements, and working capital. The monthly service fee may only be used for purposes specified in the residency agreements.

       Income Taxes

       Income and losses of the Partnerships are included in the income tax returns of the partners. Accordingly, the financial statements reflect no provision for income taxes.

       Use of Estimates

       Management of the Partnerships has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)    Transactions with Affiliates

       NOP entered into a management agreement with Life Care Services
              Corporation (LCS). LCS is an affiliate of NOP through common ownership. Under terms of the agreement, LCS will supervise certain accounting functions and the operations of the Community. In connection with the management agreement, NOP incurred fees to LCS of $272,592, $265,944, and $258,948 in 1996, 1995, and 1994,
              respectively. In conjunction with its management role, LCS routinely advances funds for miscellaneous Partnership purposes for which it is subsequently reimbursed.

       In accordance with the terms of the NOP partnership agreement, LCS loaned NOP all funds necessary to develop the Community until substantial completion of construction. Amounts loaned will be repaid to LCS, with interest at the floating rate, as defined in the agreement, from the first available funds of NOP. LCS has agreed to defer payment of $3,687,029 of the December 31, 1996, balance due LCS until no earlier than January 1, 1998. This amount has been reclassified to long-term at December 31, 1996. Interest on the amounts advanced from LCS was $206,288 in 1996, $209,710 in 1995, and $142,580 in 1994.

       The nonrefundable admission fees to be paid under the residency agreements for compensation of the owners' risk in connection with the development and construction of the Community for the first-time occupancy of the Community have been assigned to the partners of NOP. The partners have made capital contributions to NOP equal to the admission fees assigned to them. Fees of $65,600 were received by the partners in 1995 and contributed to NOP.

(3)    Assets Limited As To Use

       Assets limited as to use are debt service funds held by a trustee in accordance with a trust indenture relating to the mortgage bonds (see note 5). Assets limited as to use that are required for obligations classified as current liabilities are reported in current assets. The composition of assets limited as to use at December 31, 1996 and 1995, is set forth below. These available for sale investments are stated at approximate fair value.

                                                      1996              1995
                                                      ----              ----
 Mutual fund - U.S. treasury obligations          $  2,279,827        1,816,908
 U.S. treasury notes and bills                              -           519,310
 Accrued interest                                        8,088           34,047
                                                  ------------      -----------
                                                     2,287,915        2,370,265
 Less amounts required for current liabilities         708,110          703,875
                                                  ------------      -----------
                                                  $  1,579,805        1,666,390
                                                  ============      ===========

(4)    Property and Equipment

       Property and equipment owned by NOREP at December 31, 1996 and 1995, are summarized as follows:

                                                                                            Estimated
                                                                                           useful lives
                                                              1996              1995         in years
                                                              ----              ----         --------
       Land                                              $     142,893           142,893
       Buildings and improvements                           34,204,917        34,067,264      7 - 60
       Equipment and vehicles                                  763,449           724,288      4 - 25
       Furniture and fixtures                                1,234,165         1,204,161      7 - 15
                                                         -------------     -------------
                                                            36,345,424        36,138,606
       Less accumulated depreciation and amortization        4,395,149         3,501,383
                                                         -------------     -------------
                                                         $  31,950,275        32,637,223
                                                         =============     =============

(5)    Mortgage Bonds Payable

       Mortgage bonds payable consist of ten-year extendible mortgage bonds, 1990 Series, issued by NOP. The bonds are secured by a mortgage lien on NOREP's land and buildings, a security interest in the equipment and furnishings constituting the Community, and a guarantee by NOREP. The bonds will mature on February 1, 2020, but any bond will be repurchased by the partnership at the request of the holder thereof on February 1 in the years 2000, 2005, 2010, or 2015. The bonds bear interest at the rate of 10.25 percent per annum through September 30, 1999. Effective October 1 in each of the years 1999, 2004, 2009, and 2014, the rate of interest will be subject to redetermination by NOP at its sole discretion for the ensuing five-year period.

       The bonds may be redeemed in whole or in part at the option of NOP on certain quarterly dates during the balance of the term of the bonds at the principal amount plus a premium of up to 2 percent, depending upon the time period. Between February 1, 1995, and February 1, 2000, the bonds may be redeemed at the option of NOP without premium. The bonds may be redeemed at a redemption price of 100 percent in the event of a sale of the Community to a person not affiliated with NOP. The bonds are subject to redemption without premium or penalty through operation of a mandatory redemption fund. Mandatory redemptions in each of the five years subsequent to December 31, 1996, are as follows: 1997, $145,000; 1998, $165,000; 1999, $180,000; 2000, $195,000; and 2001,
              $215,000.

       NOP is required to maintain certain funds with the trustee as security for the bonds as presented in note 3. One-sixth of the next semiannual debt service payment is payable monthly to a bond fund held by the trustee. In lieu of a general reserve fund, one of the partners has provided a $500,000 letter of credit on behalf of the Partnerships.

(6)    Residency Agreements

       Upon occupancy, the residents make loans to NOP which are secured by a deed of trust on the real estate, subject to certain permitted encumbrances, including the mortgage bonds referred to in note 5. The loans will be repaid upon the earlier of reoccupancy of the unit, 12 months after termination of the residency agreement, or such other date as the resident and NOP may agree upon. To the extent that the loans are subject to interest expense, NOP will receive revenue from the residents in the same amount. These interest payments have no effect on the financial statements, and they are not reported in the financial statements. Under the residency agreements, the residents pay an admission fee to initially reserve an apartment unit and compensate for owners' risks. Admission fees for first-time occupancy of the Community have been assigned to the partners of NOP. The partners have made capital contributions to NOP equal to the admission fees assigned to the partners of NOP. The admission fees from subsequent residents are retained by NOP for the unrestricted use of the Partnerships. A supervisory fee is also paid monthly by residents at a rate established upon occupancy. The admission and supervisory fees are nonrefundable and unrestricted as to use.

       Since late 1994, a traditional plan form of residency agreement has also been offered for a limited number of future sales. Under this plan, residents pay an entrance fee, which is amortized to income over the average life of the residents. Entrance fees amortized to income totaled $34,283 and $26,893 in 1996 and 1995, respectively. Unamortized entrance fees under this form of residency agreement totaling approximately $549,000 and $413,000 at December 31, 1996 and 1995, respectively, are included in mortgage loans from residents in the accompanying separate and combined balance sheets.

       Residents pay a monthly service fee, which is initially set forth in the residency agreement. For subsequent years, the annual monthly service fees are determined pursuant to the residency agreement so that the residents provide the funds required to operate the Community, which include all operating expenses, debt service for nonresident debt, repairs and replacements, capital improvements, and working capital. During 1994, 1995, and again in 1996, the Partnerships absorbed some of the operating expenses. The monthly service fees may only be used for purposes specified in the residency agreement.

(7)    Fair Value of Financial Instruments

       Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures
              About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value approximates the estimated fair values of the Partnerships' financial instruments at December 31, 1996 and 1995, for cash and cash equivalents, accounts receivable, accounts payable-trade, accrued expenses, accrued interest, refunds payable, and deposits because of the short maturity of those instruments. The carrying values approximate the estimated fair values of assets limited as to use and funds held in escrow based on quoted market prices of the related investments at the reporting date. It was not considered practicable to estimate the fair value of accounts payable to Life Care Services Corporation due to the uncertainty of the timing of repayment. It was not considered practicable to estimate the fair value of the mortgage loans from residents, as these loans are noninterest-bearing and do not have fixed maturities. The estimated fair value of the mortgage bonds payable at December 31, 1996 and 1995, was $13,900,000 and $14,500,000, respectively. The estimated fair value was calculated by discounting future cash flows until October 1, 1999, at which time the rate of interest will be subject to redetermination by the Partnerships.

       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(8)    Income Taxes

       The following is a reconciliation of the partners' equity (deficit) as reported in these financial statements at December 31, 1996, to the partners' equity (deficit) for federal income tax purposes:

                                                                    North Oaks
                                                 North Oaks         Real Estate         Combined
                                                 Partnership        Partnership       partnerships
                                               --------------      -------------      -------------
           Per financial statements            $  (37,061,793)        31,950,275         (5,111,518)
           Property and equipment:
                Prior years                                 -         (4,960,706)        (4,960,706)
                1996                                        -           (479,335)          (479,335)
           Cost of acquiring initial
                continuing-care contracts:
                   Prior years                     (4,660,941)                 -         (4,660,941)
                   1996                               207,460                  -            207,460
           Other items:
                Prior years                         1,446,551                  -          1,466,551
                1996                                  382,660                  -            382,660
                                               --------------     --------------     --------------
           Per federal income tax return       $  (39,666,063)        26,510,234        (13,155,829)
                                               ==============     ==============     ==============

(9)    Employee Retirement Benefit Plan

       During 1996, the Partnerships have adopted a defined contribution plan, which includes substantially all employees. The Partnerships contribute 25 percent of the first 3 percent of compensation that a participant contributes to the plan. Expense for 1996 was $7,450.

(10)   Commitments and Contingencies

       The operating and use agreement, discussed in note 1, grants NOP use of the NOREP property until dissolution, liquidation, or other termination of NOP, unless otherwise terminated by mutual agreement. The agreement requires NOP to pay all costs in connection with constructing, equipping, and furnishing the life care facility. The operating and use agreement requires NOREP to guarantee loans from residents of the Community in an aggregate principal amount not exceeding $45,000,000. NOREP has also guaranteed the performance by NOP of its obligations under the residency agreements for the Community and the repayment of the outstanding mortgage bonds with a remaining outstanding balance of $13,185,000 at December 31, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, The Chestnut Real Estate Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NORTH OAKS PARTNERSHIP

                                By: NORTH OAKS PROPERTIES, INC.
                                    General Partner



Date:  March 26, 1997           by: /s/ Stan G. Thurston
                                    -------------------------------------------
                                    Stan G. Thurston, President and
                                    Chief Executive Officer


Date:  March 26, 1997           by: /s/ Arthur V. Neis
                                    -------------------------------------------
                                    Arthur V. Neis, Treasurer
                                    (Principal Financial and Accounting Officer)



                           By: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner

                                          By: ROSEDALE CARE, INC.,
                                              General Partner


Date:  March 26, 1997           by: /s/ T. F. Mullan
                                    -------------------------------------------
                                    Thomas F. Mullan III, President


                                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, The Chestnut Real Estate Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH OAKS REAL ESTATE PARTNERSHIP

                                By: NORTH OAKS PROPERTIES, INC.
                                    General Partner



Date:  March 26, 1997           by: /s/ Stan G. Thurston
                                    -------------------------------------------
                                    Stan G. Thurston, President and
                                    Chief Executive Officer


Date:  March 26, 1997           by: /s/ Arthur V. Neis
                                    -------------------------------------------
                                    Arthur V. Neis, Treasurer
                                    (Principal Financial and Accounting Officer)



                           By: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner

                                          By: ROSEDALE CARE, INC.,
                                              General Partner


Date:  March 26, 1997           by: /s/ T.F. Mullan
                                    -------------------------------------------
                                    Thomas F. Mullan III, President




                                INDEX TO EXHIBITS


Exhibit                                                                    Page
  No.             Description of Exhibit                                   No.
-------           ----------------------                                   ----

3.1.0 Third Amended and Restated Agreement of Partnership of North Oaks Partnership (1)

3.1.2 Form of Fourth Amended and Restated Agreement of Partnership of North Oaks Partnership dated October 15, 1992. (4)

3.2.0 First Amended and Restated Agreement of Partnership of North Oaks Real Estate Partnership (1)

3.2.1         Agreement by MNOLP to fund during 1992 HMJV loans (3)

3.2.2 Form of Second Amended and Restated Agreement of Partnership of North Oaks Real Estate Partnership dated October 15, 1992.
              (4)

4.1 Form of Indenture, dated as of February 1, 1990, between North Oaks Partnership and First Interstate Bank of Des Moines, N.A. as Trustee (1)

4.2 Restated Indemnity Deed of Trust and Security Agreement, dated as of February 1, 1990, among North Oaks Real Estate Partnership and Stephen M. Lyons, III, and First Interstate Bank of Des Moines, N.A. (1)

4.3 Restated Security Agreement, dated as of February 1, 1990, among North Oaks Partnership, Mellon Bank, N.A. and First Interstate Bank of Des Moines, N.A. (1)

4.4 Guaranty Agreement, dated as of February 1, 1990, made by North Oaks Real Estate Partnership to First Interstate Bank of Des Moines, National Association (1)

10.1          Form of Residency Agreement 1986 (1)

10.1.1        Form of Amendment to North Oaks Resident Agreement (2)

10.1.2        Form of Residency Agreements 1991 - Return of Capital (3)

10.1.3        Form of Residency Agreement - Traditional Plan (5)

10.3 Form of Indemnity Deed of Trust and Security Agreement from North Oaks Real Estate Partnership to Trustee (1)

10.4          Form of Guaranty Agreement by North Oaks Real Estate
              Partnership (1)

10.5 Form of Subordination Agreement by Trustee, to Mellon Bank, National Association (1)

10.6 Construction Note, dated August 8, 1989, as amended, from North Oaks Partnership and Mellon Bank, N.A. (1)

10.7 Restated Construction Loan Agreement, dated as of February 1, 1990, between North Oaks Partnership and Mellon Bank, N.A.
              (1)

10.8 Commitment Letter, dated August 7, 1989, from Mellon Bank, N.A. to North Oaks Partnership (1)

10.9 Guaranty Agreement, dated as of February 1, 1990, made by North Oaks Real Estate Partnership to Mellon Bank, N.A. (1)

10.10 Escrow Agreement, dated January 29, 1986, between North Oaks Partnership and Maryland National Bank (1)

10.11         Assignment and Security Agreement among North Oaks
              Partnership, Mellon Bank, N.A., and Maryland National Bank
              (1)

10.12 Development Agreement, dated as of December 20, 1984, between North Oaks Partnership and Life Care Services Corporation (1)

10.13 Management Agreement, dated as of December 20, 1984, between North Oaks Partnership and Life Care Services Corporation (1)

10.13.1       First Amendment to Management Agreement dated as of March 12,
              1991 (2)

10.13.2 First Amended and Restated Management Agreement dated as of 46-57 March 31, 1993 (6).

10.14 Restated Collateral Assignment of Development Agreement and Management Agreement, dated as of February 1, 1990, by North Oaks Partnership to Mellon Bank, N.A. and First Interstate Bank of Des Moines, National Association (1)

10.15 Operating and Use Agreement, dated as of August 8, 1989, as amended, between North Oaks Partnership and North oaks Real Estate Partnership (1)

10.161 Architect Agreement, dated June 18, 1985, between North Oaks Partnership and Hansen/Lind/Meyer, and Restated Collateral Assignment thereof, dated as of February 1, 1990, from North Oaks Partnership to Mellon Bank, N.A. and First Interstate Bank of Des Moines, N.A. (1)

10.17 Construction Management Agreement, dated December 27, 1985, between North Oaks Partnership and The Mullan Contracting Company, as amended, and Restated Collateral Assignment thereof, dated as of February 1, 1990, from North oaks Partnership to Mellon Bank, N.A. and First Interstate Bank of Des Moines, N.A. (1)

10.18 Restated Assignment of Leases and Rents, dated as of February 1, 990, by North Oaks Partnership to Mellon Bank, N.A. and First Interstate Bank of Des Moines, N.A. (1)

10.19 Restated Assignment of Leases and Rents, dated as of February 1, 1990, by North Oaks Real Estate Partnership to Mellon Bank, N.A. and First Interstate Bank of Des Moines, N.A. (1)

10.20 Restated Consent and Subordination Agreement, dated as of February 1, 1990, by North Oaks Partnership (1)

10.21 Assignment of Fees and Contribution Agreement dated as of December 1, 1990, between the Partnership and The
              Hoffman-Mullan Joint Venture (2)

25.2 Certified Corporate Resolutions of the Board of Directors of North Oaks Properties, Inc. authorizing use of Powers of Attorney in connection with execution of documents by Corporate Officers (1)

27.1          Financial Data Schedule - North Oaks Partnership (6)           58

27.2          Financial Data Schedule - North Oaks Real Estate Partnership   59
              (6)

28.1 Intercreditor Agreement, dated as of February 1, 1990, between First Interstate Bank of Des Moines, N.A., and Mellon Bank, N.A. (1)

29.1 Indemnity Agreement by LCS, NOPI, and MNOLP for The Chestnut Partnership and The Chestnut Real Estate Partnership (3)

29.1.1 Stipulation of Dismissal with prejudice in the matter of HNOLP vs. M-NOLP, et. al. and MNOLP vs. HNOLP (4)

29.1.2        Settlement Agreement (4)

29.1.3        Promissory Note by M-NOLP (4)

29.1.4        Promissory Note by NOPI and Gwynns Falls Properties, Inc. (4)

29.1.5        Guaranty Agreement by LCS (4)

29.1.6        Pledge Agreement by MNOLP (4)

29.1.7        Pledge Agreement by NOPI and Gwynns Falls Properties, Inc.
              (4)

---------------

(1) Incorporated by reference from Registrants Statement on Form S-1 previously filed with Commission (Commission File No: 33-32197).

(2) Incorporated by reference from the Registrant's Form 10-K December 31, 1990, previously filed with the Commission.

(3) Incorporated by reference from the Registrant's Form 10-K, December 31, 1991, previously filed with the Commission.

(4) Incorporated by reference from the Registrant's Form 10-K, December 31, 1992, previously filed with the Commission.

(5) Incorporated by reference from the Registrant's Form 10-K, December 31, 1994, previously filed with the Commission.

(6)           Filed herewith.